Form 10-K
period 1993-01-01
CBT CORP /KY/
filed 1994-04-01
CIK 719227

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                           FORM 10-K


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE
FISCAL YEAR ENDED DECEMBER 31, 1993
OR
{} TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE
TRANSITION PERIOD ENDED                                .

                COMMISSION FILE NUMBER 0-16878

                        CBT CORPORATION
    (Exact name of registrant as specified in its charter)

              Kentucky                               61-1030727
          (State or other jurisdiction              (IRS Employer
           of incorporation or organization)         Identification No.)

          333 Broadway, Paducah, Kentucky               42001
          (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (502) 575-5100

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class        Name of each exchange
            None                      On which registered
                                         NONE

Securities registered pursuant to Section 12(g) of the Act:

             COMMON STOCK, NO PAR VALUE PER SHARE
                       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 23, 1994 was $ 98,873,958.

          (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 23, 1994:
2,767,519 shares.

              DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's proxy statement for the annual meeting of shareholders to be held April 19, 1994 are incorporated by reference in Part III of the Form 10-K.

                 The Exhibit Index in on Page 43 & 44.
               This filing contains 46 Pages.

                       TABLE OF CONTENTS

                            PART I

Item                                                            Page
 1. Business                                                      1
 2. Properties                                                    9
 3. Legal Proceedings                                             9
 4. Submission of Matters to a Vote of Security Holders           9

                            PART II

 5. Market for the Registrant's Common Stock and
       Related Stockholder Matters                                10
 6. Selected Financial Data                                       11
 7. Management's Discussion and Analysis of Financial
       of Financial Condition and Results
       of Operations                                              12
 8. Financial Statements and Supplementary Data                   20
 9. Changes In and Disagreements with Accountants on
    Accounting and Financial Disclosure                           20

                           PART III

 10. Directors and Executive Officers of the Registrant           20
 11. Executive Compensation                                       20
 12. Security Ownership of Certain Beneficial Owners
        and Management                                            40
 13. Certain Relationships and Related Transactions               40

                            PART IV

 14. Exhibits, Financial Statement Schedules and
        Reports on Form 8-K                                       40

    Signatures                                                    41

                            PART I

ITEM 1.  BUSINESS

CBT Corporation (the "Corporation"), a Kentucky corporation organized in March, 1983, is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. The Corporation is the holding company parent of Citizens Bank & Trust Company of Paducah, Kentucky ("Citizens") and Pennyrile Bancshares, Inc. of Hopkinsville, Kentucky. The Corporation acquired 100% of the common stock of Pennyrile Bancshares, Inc. on November 30, 1993.

At December 31, 1993, the Corporation had total consolidated assets of $600.5 million, total net loans of $377.7 million and total stockholders' equity of $66.9 million.

CITIZENS BANK AND TRUST COMPANY

Citizens was authorized to commence business in the year 1888 and conducts a general banking business embracing most of the services, both consumer and commercial, which banks may lawfully provide, including the following principal services: acceptance of demand, savings, and time deposits; the making of commercial, consumer, mortgage, and credit card loans; personal and corporate trust services, safe deposit facilities, and correspondent banking services. While primarily serving customers in the Paducah, McCracken County area, Citizens' market area also includes several other counties in Western Kentucky and nearby Southern Illinois. On September 1,1993, the Citizens completed the purchase of all assets and assumption of all liabilities of three McCracken County locations of Security Trust Federal Savings and Loan Association. In the transaction the Corporation assumed approximately $62.2 million in deposits, acquired approximately $4.2 million in loans, premises and equipment and other assets and received approximately $58 million in cash. Upon consummation of the transaction one of the locations continued to operate as Citizens branches. The remaining two branches were consolidated with existing Citizens locations. Total assets of Citizens before intercompany eliminations at December 31, 1993 approximated $542.6 million.

Citizens conducts business in its principal office at 333 Broadway, Paducah, Kentucky, in 5 branch facilities located within the City of Paducah, Kentucky, and 2 branch facilities in nearby Lone Oak and Reidand, Kentucky, all within McCracken County. In addition five automated teller machines are installed in select locations throughout McCracken County, all at sites other than existing bank locations.

At the present time, Citizens, through outside consultants, is conducting a complete review of its existing branch locations; however, no specific plans, arrangements or commitments to open new branch offices or to change the location of or otherwise discontinue its use of the present locations have been finalized.

In July 1984, the Corporation acquired 100% of the outstanding common stock of Fidelity Credit Corporation ("FCC"), a consumer finance company. In April 1993, ownership of FCC was transferred to Citizens.

FCC, a Kentucky corporation, engages in the business of making consumer loans, both secured and unsecured. In addition to operating in Paducah, FCC is also licensed to conduct business in the following cities located in Kentucky: Berea, Somerset, Russell Springs, Campbellsville, Stanford, Danville, Whitley City, Mayfield, Princeton, Owensboro, Madisonville, Hopkinsville, Leitchfield, Russellville, and Central City.
FCC operates under the Consumer Loan Act and Industrial Loan Act of Kentucky. In addition to the offices located in Kentucky, FCC, as of December 31, 1992, also operated in Tennessee with offices in Fayetteville, Murfreesboro, Columbia, Clarksville, Tullahoma, and Union City. On February 18, 1993, the Tennessee offices, representing assets of $6.1 million, were sold to a consumer finance company located in Dallas, Texas.

FCC operations are primarily financed by short and long-term borrowings from a regional institution. Total assets before intercompany eliminations at December 31, 1993 approximated
$17.3 million.

PENNYRILE BANCSHARES, INC.

Pennyrile Bancshares, Inc. was organized in 1990 and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Its principal asset is Pennyrile Citizens Bank and Trust Company ("Pennyrile"), a commercial bank located in Hopkinsville, Kentucky. Pennyrile has operated as a commercial bank since 1976 offering the same wide array of financial products and services as offered by Citizens Bank and Trust Company to individuals and businesses primarily located in Hopkinsville and Christian County, Kentucky. At December 31, 1993, Pennyrile had total assets of approximately $50 million.

Pennyrile's principal office is located at 2800 Fort Campbell
Boulevard in Hopkinsville. In addition, Pennyrile has one branch located within Hopkinsville and another located in nearby Crofton, Kentucky.

COMPETITION

Competition for banking and related financial services is active in all geographical areas served by the Corporation's subsidiaries. The Corporation's subsidiaries compete with other financial institutions in all product lines which are presently offered. As a result of deregulation in the banking industry, local bank competition has intensified and, at present, both price and product range are critically important in maintaining and expanding financial relationships. While generally limited to Western Kentucky, the Bank's competitive marketplace does reach beyond state boundaries to Southern Illinois, and Northwest Tennessee.

Citizens competes in the McCracken County area with two commercial banks, a branch of a Louisville, Kentucky based savings association, and ten credit unions. Each of the commercial banks are locally owned with branches throughout McCracken County. According to recent studies, total deposits in McCracken County aggregated $ 1.1 billion. Citizens held approximately $428 million or 38.9% of the total. In assets, as of December 31, 1993, Citizens was the largest financial institution in McCracken County.

In its secondary market, Southern Illinois and Northwest Tennessee, the Bank actively competes with other commercial banks and financial institutions for all types of deposits, loans, trust accounts, and the provision of financial, trust and other services. The Bank also competes generally with insurance companies, savings and loan associations, credit unions, other financial institutions, and institutions which have expanded into the quasi-financial market.

Pennyrile competes in Christian County with two commercial banks, two savings and loan associations and three credit unions. One of the commercial banks is owned by a regional institution while the other is owned by an out-of-state institution. One of the savings and loan associations is affiliated with a regional commercial bank while the other is locally owned. According to recent research, total deposits in Christian County totaled approximately $521 million. Pennyrile held approximately 7% of this total.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law. Any change in applicable law or regulation may have a material effect on the business and prospects of the Corporation and its subsidiaries.

The Corporation, as a registered bank holding company, is subject to the supervision of and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. In addition, the Corporation is subject to the provisions of Kentucky's banking laws regulating bank acquisitions and certain activities of controlling bank stockholders.

Citizens and Pennyrile are subject to the supervision of, and regular examination by, the FDIC and the Kentucky Department of Financial Institutions. The FDIC insures the deposits of the Banks to the current maximum of $100,000 per depositor.

STATISTICAL INFORMATION

Specific financial information required to be included under
Item 1 of this Form 10-K is listed below along with a page reference where the information can be found in this Form
10-K.

   Description of Financial Information                 Reference Page

A. Average Balance Sheets and Net Interest
     Analysis                                                 5

B. Rate Volume Analysis of Year-to-Year Changes
     in Net Interest Income                                   6

C. Carrying Value of Investment Securities                    28

D. Carrying Value of Securities Available for Sale            29

E. Maturity Distribution of Investment Securities             29

F. Maturity Distribution of Securities Available for Sale     30

G. Loans Outstanding                                          6

H. Loan Maturities and Interest Sensitivity                   7

I. Nonperforming Assets                                       7

J. Impact of Nonaccural Loans and Interest Income             30

K. Summary of Loan Loss Experience                            8

L. Allocation of Allowance for Loan Losses                    8

M. Average Deposits and Rates Paid                            5

N. Maturity of Time Deposits of $100,000 or More              9

O. Return on Equity and Assets                                11

P. Federal Funds Purchased and Repurchase Agreements          22


A.  Three Year Average Balance and Net Interest Analysis

                         1993                   1992                   1991
                 Average  Interest Yield   Average Interest  Yield  Average  Interest Yield
                 Balance  & Fees   /Rate   Balance  & Fees    /Rate Balance  & Fees   /Rate
Assets
Earnings Assets:
Loans, net(1)    348,030  33,207  9.54%     327,219  34,492  10.54%  319,830  37,548  11.74%                   0
Taxable
 Investment
 Securities       28,661   2,043  7.13%      34,583   2,533   7.32%   41,054   3,258   7.94%
Tax-exempt
investment
  securities      43,675   4,389 10.05%      36,691   3,753  10.23%   30,566   3,357  10.98%
Mortgage-backed
  securities     109,057   5,716  5.24%     103,312   6,824   6.61%   87,949   7,526   8.56%
Federal funds
sold               3,545     126  3.56%       9,355     373   3.99%   21,803   1,323   6.07%                              7%
Total Earning
Assets           532,968  45,481  8.53%     511,160  47,975   9.39%  501,202  53,012  10.58%

Non-Earning
Assets:
Cash and Due
from banks        18,721                     18,324                   17,518
Premises and
equipment, net    11,328                     11,204                   11,260
Other              7,596                      7,193                    7,254
Allowance for
Loan losses       (8,085)                    (7,162)                  (6,233)
Total Assets     562,528                    540,719                  531,001

Liabilities
and Stockholders' Equity
Interest-Bearing
Liabilities:
Demand
deposits         115,019   2,975  2.59%     118,374   3,819   3.23%  120,739   6,427   5.32%
Time deposits    257,965  13,493  5.23%     255,844  15,484   6.05%  271,169  20,469   7.55%
Savings
deposits          25,917     679  2.62%      19,598     652   3.33%   16,318     809   4.96%
Federal funds
purchased and
securities
sold under
agreements to
repurchase        35,832   1,039  2.90%      25,070    860    3.43%    8,082     462   5.72%
Other borrowings  16,237     828  5.10%      18,129  1,182    6.52%   17,183   1,364   7.94%        4%
Total Interest
Bearing
Liabilities      450,970  19,014  4.22%     437,015 21,997    5.03%  433,491  29,531   6.81%
Non-Interest
Bearing
Liabilities:
Demand
deposits          41,670                     38,419                   37,761
Other              5,772                      6,044                    6,368
Total
Liabilities      498,412                    481,478                  477,620
Stockholder'
Equity            64,116                     59,241                   53,381
Total
Liabilities
and Stockholders'
Equity           562,528                    540,719                  531,001
Net Interest
income                    26,467                    25,978                    23,481
Net yield on
interest
earning
assets                            4.97%                      5.08%                     4.68%
For purposes of these calculations, non-accruing loans are
included in the daily average loan amount outstanding.

B.  Rate Volume Analysis of Changes in Net Interest Income
(Tax equivalent basis,
$ in thousands)

                            1993 vs. 1992               1992 vs. 1991
                            Attributed to               Attributed to

                                         Total                     Total
                                        Dollar                    Dollar
                       Volume    Rate   Change   Volume    Rate   Change
Interest income on:
 Loans, net            2,110    (3,395) (1,285)    851    (3,097)  (3,056)
  Taxable investment
  securities            (424)      (66)   (490)   (487)     (238)    (725)
  Tax-exempt investment
  securities           1,066    (1,538)   (472)  1,823    (2,129)    (306)
  Federal funds sold    (210)      (37)   (247)   (592)     (358)    (950)
  Total interest
  income               2,542    (5,036) (2,494)  1,595    (6,632)  (5,037)

Interest expense on:
  Deposits             255    (3,063) (2,808)   (948)   (6,802)  (7,750)
  Federal funds
  purchased and
  securities
  sold under
  agreements
  to repurchase        327      (148)    179     645      (247)     398
  Other               (115)     (239)   (354)     72      (254)    (182)
  Total interest
  expense              467    (3,450) (2,983)   (231)   (7,303)  (7,534)
Net interest income  2,075    (1,586)    489   1,826       671    2,497

The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

G.  Loan Portfolio at December 31, Five Year Summary
($ in thousands )

                    1993      1992       1991      1990     1989
Commercial        148,254   157,054    157,497   164,741   174,301
Residential       142,963   113,312    100,745    89,778    79,715
Consumer           93,906    78,164     79,035    78,615    79,391
 Total loans      385,123   348,530    337,277   333,134   333,407
Less: unearned
 interest           7,398    10,955     11,764    11,815    11,924

 Total loans      377,725   337,575    325,513   321,319   321,483

H.  Loan Maturities (Contractual) and Interest Sensitivity
($ in thousands )

                                  December 31, 1993
                           One Year     One Through      Over        Total
                           Or Less      Five Years    Five Years  Gross Loans
Commercial                 99,350        28,053        20,851      148,254
Residential               111,577        27,170         4,216      142,963
Consumer                   25,417        65,550         2,939       93,906

  Total                   236,344       120,773        28,006      385,123

Loans with predetermined
 rate                      46,434        87,236         8,158      141,828
Loans with floating rate  189,910        33,537        19,848      243,295

  Total                   236,344       120,773        28,006      385,123

I.  Non-Performing Assets - December 31
($ in thousands)

                                1993      1992      1991     1990      1989
Non-accrual loans                668     1,043     1,615     1,551     8,012
Ninety days past due             235       176       942       773       328
Other real estate owned           35       751     1,087       760       383
Total  non-performing assets     938     1,970     3,644     3,084     8,723
Non-performing assets as a
  % of total loans and other
  real estate owned             0.25%     0.58%     1.12%     0.96%     2.71%

K.  Allowance for Loan Losses
($ in thousands )
                                 1993     1992     1991      1990     1989
Balance, beginning of year      7,658    6,532    5,130    6,421    4,597
Loans Charged-Off:
 Commercial                       282      685    1,155    4,340    1,797
 Residential                        0        8       26      142      151
 Consumer                         468      745      694      817      749
 Total                            750    1,438    1,875    5,299    2,697

Recoveries on Charged-Off Loans:
 Commercial                       275      164      475      142      292
 Residential                       47       18       21       16       22
 Consumer                         174      187      172      162      282
 Total                            496      369      668      320      596

Net Charge-offs                   254    1,069    1,207    4,979    2,101


Provision for Loan Losses       1,256    2,199    2,580    3,678    3,837
Adjustments related to
 purchase sale of finance
 receivables                     (177)      (4)      29       10       88
Balance, end of year            8,483    7,658    6,532    5,130    6,421


Average loans for the year    348,030  327,219  319,830   316,237  317,222
Allowance/year-end loans         2.25%    2.27%    2.01%     1.60%    2.00%
Net charge-offs average loans    0.07%    0.33%    0.38%     1.57%    0.66%

L.   Management's Allocation of Allowance for  Loan  Losses  - December 31
($ in thousands )

                      1993      1992    1991     1990      1989
Commercial            3,010    2,651    3,033    2,866    3,199
Residential             415      350      269      274      214
Consumer              1,393    1,242    1,185      837      802
Unallocated           3,665    3,415    2,045    1,153    2,206
 Total                8,483    7,658    6,532    5,130    6,421

N.  Certificates of Deposit of $100,000 or more - December 31
($ in thousands )
                           1993      1992
3 months or less          5,417    12,396
3 - 6 months             10,753     2,714
6 -12 months             20,767    18,553
Over 12 months            7,662    14,358
Total                    44,599    48,021

ITEM 2. PROPERTIES

The offices of the Corporation and the main office of Citizens, occupy six floors of the ten-story building known as the Citizens Bank Building located in downtown Paducah, Kentucky, 333 Broadway. Citizens owns the Citizens Bank building and the property on which all of the present branch banks are located, in addition to properties located at Fourth and Jefferson Streets and Third and Jefferson Streets in Paducah which are utilized as parking lots for customers and tenants occupying the top four floors of the main office.

The nature of FCC's business is such that investment in tangible property is not significant to its operations. No real estate is owned and FCC leases all of its facilities.
These leases normally have terms of three years with aggregate annual rental of approximately $150,000.

Pennyrile owns the property on which its main office and Crofton branch is located. The Hopkinsville branch is located on property Pennyrile leases from a director of Pennyrile.
This lease is for a term of 99 years at an annual lease payment amount of $ 11,000.00.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Corporation's subsidiaries are defendants in various legal proceedings. In the opinion of management, there is no preceding pending, or to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of the Corporation and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
      RELATED STOCKHOLDER MATTERS

The Corporation's Common Stock, no par value, is currently traded over the counter and is quoted on the NASDAQ Small-Cap Market under the symbol CBTC. The approximate number of record holders as of March 23, 1994 was 1,018. The high and low bid information along with dividend payments for each quarterly period during the last two fiscal years is as follows:

                         Low       High      Dividends
1st Quarter 1993         27.50     32.25     0.18
2nd Quarter 1993         32.25     35.50     0.20
3rd Quarter 1993         33.75     36.25     0.20
4th Quarter 1993         36.25     37.75     0.20

1st Quarter 1992         20.00     22.67     0.18
2nd Quarter 1992         22.67     30.25     0.18
3rd Quarter 1992         26.50     31.50     0.18
4th Quarter 1992         26.00     29.50     0.18

ITEM 6. SELECTED FINANCIAL DATA
($ in thousands except per common share data)


                                1993     1992     1991    1990     1989
RESULTS OF OPERATIONS:
Net Interest income           25,057   24,825   22,340  21,923   21,501
Procession for loan losses     1,256    2,199    2,580   3,678    3,837
Net Interest income after
 provision for loan losses    23,801   22,626   19,760   18,245   17,664
Non-interest income            5,221    4,651   4,446    4,256     4,126
Gain on sale of finance
 receivables                     553       -        -        -       172
Gain on  sale of securities      134      574     498       94       223
Non-interest expense          19,366   17,935  16,718   16,189    14,129
Income before income taxes    10,343    9,916   7,896    6,406     8,056
Income taxes                   2,431    2,302   1,768    1,710     2,083
Net Income                     7,912    7,614   6,218    4,696     5,973
PER COMMON SHARE DATA:
Net income                      2.86     2.75    2.25     1.70      2.16

Cash Dividends                   .78     0.72    0.69     0.67     0.60
Book value per common share at
  year-end                     24.19    22.06   19.99    18.37    17.27

AVERAGES:
Total assets                 562,528    540,719 531,001    504,861    468,759
Total deposits
  and corporate cash
  management repurchase
   agreements                464,364    450,564 450,706    427,336    397,787
Loans, net of unearned
  interest                   348,030    327,219 319,830    316,635    317,517
Stockholder's equity          64,116     59,241  53,381     49,822     45,864

PERFORMANCE RATIOS:
Return on average total assets 1.41%      1.41%   1.17%       .93%      1.27%
Return on average total
  stockholders' equity        12.34%     12.85%  11.65%      9.43%     13.02%
Average total stockholders'
  equity to average total
  assets                      11.40%     10.96%  10.05%      9.87%      9.78%
Dividend pay-out ratio        25.48%     26.17%  31.03%     30.00%     22.87%
Net charge-offs to average
 loans                         0.07%      0.33%   0.38%      1.57%      0.66%
Allowance for loan losses
 as a percentage of
 year-end loans                2.25%      2.27%    2.01%     1.60%      2.00%
Net interest yield             4.97%      50.8%    4.68%     4.84%      5.12%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

CBT Corporation (the Corporation) is a bank holding company located in Paducah, Kentucky. The Corporation provides banking services through its banking subsidiaries, Citizens Bank & Trust Company (Citizens) and Pennyrile Citizens Bank & Trust Company (Pennyrile) and consumer finance services through its subsidiary, Fidelity Credit Corporation (FCC).

On September 1, 1993, the Corporation completed the purchase of all assets and assumption of all liabilities of three branches of Security Trust Federal Savings and Loan Association (Security). In the transaction the Corporation assumed approximately $62.2 million in deposits, acquired approximately $4.2 million in loans, premises and equipment and other assets and received approximately $58 million in cash. This transaction was accounted for under the purchase method; therefore, 1993 amounts reflect four months of operations. Historical data was not affected by this transaction.

On November 30, 1993, the Corporation completed the acquisition of Pennyrile Bancshares, Inc. and its wholly owned subsidiary Pennyrile Citizens Bank and Trust Company (Pennyrile). At the time of the acquisition Pennyrile had consolidated assets of approximately $46.5 million, total deposits of approximately $38.5 million and total stockholders' equity of approximately $4.3 million. This transaction was accounted for under the pooling of interests method; therefore, 1993 and all historical data have been adjusted for the effects of this acquisition.

OVERVIEW

Net income in 1993 of $7,912,000 or $2.86 per common share was an increase of 3.9% over 1992 net income of $7,614,000 or $2.75 per common share. Total assets at December 31, 1993 were $600.5 million, an increase of 8.3% over assets at December 31, 1992 of $554.5 million.

NET INTEREST INCOME

Net interest income, on a tax equivalent basis, is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest rate spread is the difference between the average rate of interest earned on average earning assets and the average rate of interest expensed on average interest bearing liabilities. The net interest margin is net interest income divided by average earning assets. For computational purposes, non-accrual loans are included in earning assets. The following schedule presents the net interest spread and net interest margin for 1993 and 1992. A complete analysis of net interest income, with average balances and related interest rates for the past three years is shown in TABLE A of the Statistical Information and should be referred to in conjunction with reading this section. In addition, the effects to net interest income resulting from changes in interest rates and volumes is presented in TABLE B of the Statistical Information.

The Corporation's yield on earning assets declined 86 basis points to 8.53% as these average assets increased 4.3% to $533 million in 1993. As interest rates remained stable in 1993 the Corporation's yield on its loan portfolio dropped 100 basis points to 9.54% as average outstanding increased approximately 6.4%, most notably in residential real estate. This decline was primarily attributable to rate pressures, both local and regional, within the commercial loan portfolio, residential real estate refinancings and repricing of the mostly adjustable mobile home portfolio. Average investment and mortgage-backed securities (MBS) increased 3.9%. The Corporation's strategy of shortening the portfolio's maturity and taking advantage of adjustable rate MBS products combined with increased amortization of premiums resulting from accelerated principal payments on MBS continued to affect the portfolio's yield. In 1993 the yield on investment securities and MBS declined 81 basis points to 6.7%.

The Corporation's overall cost of funds continued to decline in 1993, dropping 81 basis points to 4.22%, while average interest bearing liabilities increased 3.2%. Interest bearing demand deposits and savings accounts recorded a slight increase as the Corporation was successful in reducing these interest costs to 2.6% in 1993, down from 3.2% in 1992. As interest rates remained low in 1993 and the Corporation capitalized on repricing opportunities, time deposits (certificates of deposit and individual retirement accounts) increased only slightly, less than 1%, offsetting the inflow of approximately $17 million (average) of these deposits from Security. Time deposits repriced downward 82 basis points in 1993. Borrowings of the Corporation, primarily securities sold under agreements to repurchase, federal funds and through the Federal Home Loan Bank increased $8.9 million, or 20.5%, in 1993 at an average interest cost of 3.6%, down from 4.7% in 1992.

PROVISION FOR LOAN LOSSES

The provision for loan losses in 1993 declined $943,000 or 42.9% to $1,256,000. This decline will be included in further discussions on loan quality and the allowance for loan losses included later in this review under the caption "Non-Performing Loans and Assets and Allowance for Loan Losses." The provision in 1993 exceeded net charge-offs by 394.5% and was .36% of average loans as compared to .67% in 1992.

NON-INTEREST INCOME

Non-interest income in 1993 increased $684,000 or 13.1% as compared to 1992. Included in both periods were certain gains associated with the sale of assets and/or securities.
Exclusive of such gains, non-interest income in 1993 increased 12.3% over 1992.

Trust and investment advisory fees include not only those fees generated through the subsidiaries' trust departments, but also fees generated by Invest, a full-service brokerage area of Citizens.

Trust income increased 5.6% in 1993 as assets under management increased to $237.1 million as compared to $213.4 million at December 31, 1992. The general economic environment continues to generate volume for Invest services, thus allowing fees in 1993 of $688,000 to approximate 1992 record earnings.

Service charges on deposits increased significantly in 1993, approximately 17.9%. In 1993 some specific account and maintenance fee enhancements were implemented. However, the assumption of approximately 5,000 transaction accounts from Security in 1993 provided the most notable effect on service charges.

Included in 1993 is approximately $553,000 in gains derived from FCC selling all of its branch offices in Tennessee. At the time of the sale, these offices were profitable; however, it was management's desire to concentrate FCC's focus to Kentucky service areas, both existing and future expansion. The 1993 and 1992 gains from the sale of investment securities are the result of management's repositioning of the investment portfolio in an attempt to take advantage of existing economic factors and better position the portfolio going forward.

The most significant non-interest income fluctuation included in the "Other" category involved Citizens' secondary mortgage market fees. Based on the continued residential real estate loan demand in 1993, these fees increased approximately 40.9% over 1992.

NON-INTEREST EXPENSE

The Corporation is keenly aware that effective management of operating costs is essential to the continued profitability of the organization. However, management is also sensitive to the fact that effective management of these costs must not be a burden to the customer.

Non-interest expenses increased approximately 8% in 1993 as compared to 1992.

Salaries and employee benefits increased 5.7% in 1993 as a result of normal merit/promotional increases and the addition of 22 full-time equivalent (FTE) employees in connection with the Security transaction. At December 31, 1993, the number of FTE employees was 311 as compared to 290 at December 31, 1992.

The 14.9% increase in depreciation of building and equipment and the amortization of intangibles in 1993 is primarily attributable to two factors. Depreciation expense increased approximately 8.9% as the Corporation continued to invest significant funds in technology and equipment for the purpose of providing our customers with the highest quality service. In addition, the Corporation acquired three facilities in the Security transaction. Amortization expense of approximately $85,000 was recognized in 1993 resulting from the Security transaction in which a core deposit intangible of $1,555,000 and other associated acquisition costs were recorded and are being amortized over ten and three years, respectively.

Other non-interest expense such as data processing, postage, telephone and supplies increased an aggregate of approximately 6% as a result of normal volume increases affected by the addition of approximately 10,500 accounts from Security. In addition, advertising expenses rose $214,000 or 95.5% over 1992 as Citizens' market plan and new image campaign was aggressively developed and initiated in 1993.




INCOME TAX EXPENSE

Effective tax rates were 23.5%, 23.2% and 22.1% in 1993, 1992 and 1991, respectively. The Corporation adopted SFAS No. 109, "Accounting for Income Taxes" in January 1993. There were no material effects on the consolidated financial statements as a result of this change. A further discussion of the Corporation's income taxes can be found under Note L to the Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Total assets of $600.5 million at year-end 1993 represents a $46 million or 8.3% increase from one year ago. Average earning assets increased $21.8 million or 4.3% in 1993 while interest bearing liabilities increased $13.9 million or 3.2%.

LOANS

Average loans, net of unearned interest, increased $20.8 million or 6.4% in 1993. As was the case in 1992, this increase was primarily concentrated in the residential real estate and mobile home loan portfolios. These portfolios increased $16.1 million and $6 million, respectively. Average consumer loans increased approximately $6 million as the Corporation continued to emphasize retail markets. Commercial loan demand was depressed during most of 1993; however, in the fourth quarter 1993 this loan demand did show signs of improvement. Average commercial loans outstanding during 1993 were $141.9 million, a decline of 1.5% from $144.1 million one year ago.

NON-PERFORMING LOANS AND ASSETS AND ALLOWANCE FOR
LOAN LOSSES

Non-performing loans include non-accrual loans, loans past due over 90 days and other real estate owned. At December 31, 1993, non-performing loans were $938,000 or .25% of total loans and other real estate owned. This represents a $1,032,000 or 52.4% decline from one year ago when non performing loans were $1,970,000 or .58% of loans and other real estate owned.

A breakdown of the Corporation's non-performing loans is reflected in TABLE I of the Statistical Information. At
December 31, 1993, 1992, 1991 and 1989 no loans were classified as restructured troubled debt. At year-end 1990, such troubled debt restructuring totaled $2,400,000.

Non-accrual loans declined $375,000 in 1993 through the systematic workout of specific commercial credits. The $716,000 decline from 1992 in other real estate owned is the result of properties connected with three commercial credits being liquidated and the proceeds applied to the asset balance.

The Corporation's internal credit review process is designed to identify potential problem credits in a timely manner. At December 31, 1993 and 1992, the Corporation had identified approximately $7.2 million and $7.8 million, respectively, of such credits. These credits are not included in nonperforming assets since the borrowers met all applicable loan agreement terms.

In keeping with management's firm commitment of maintaining high asset quality and above average peer group comparisons, the Corporation's allowance for loan losses increased approximately $825,000 or 10.8% even though the provision for loan losses declined 42.9%. At December 31, 1993, the allowance for loan losses as a percent of total loans was 2.25% as compared to 2.27% at December 31, 1992. This ratio declined slightly due to lower provisions and increased loan growth. The Corporation was able to achieve a higher allowance for loan losses despite a lower provision as net charge-offs to average loans declined to .07% at year-end 1993 as compared to .33% one year ago. The allowance for loan losses to non-performing loans, an indication of the relative ability to cover problem loans with existing reserves, increased to 904% at December 31, 1993 from 389% at December 31, 1992.

INVESTMENTS AND FEDERAL FUNDS SOLD

In 1992 and 1993, in anticipation of a new accounting standard, the Corporation revised its investment accounting policy by reclassifying investment securities having an amortized cost of $51.7 million and $21.1 million, respectively, to securities available for sale. In 1993, SFAS No. 115 "Accounting for Certain Investments and Debt and Equity Securities" was released. The specific details of this pronouncement are discussed later in this review under the caption "Accounting Pronouncements."

For purposes of discussion, investment securities and securities available for sale are reviewed in aggregate and ignore the effects of these reclassifications.

Average investment securities increased approximately $6.8 million or 3.9% in 1993 over 1992. This growth is primarily concentrated in the tax-exempt municipals and mortgage backed securities. Principal payments on mortgage-backed securities increased significantly in 1993 as loan pools began to prepay as loan rates remained low and refinancing continued. The Corporation, by virtue of deposit growth, a roll-off of approximately $5.8 million in federal funds and liquidity within the investment portfolio, was able to fund loan growth allowing funds obtained from Security and mortgage-backed securities' principal pay downs to be reinvested in shorter-term adjustable mortgage-backed instruments.

DEPOSITS AND BORROWED FUNDS

Average deposits were affected in 1993 by the assumption of approximately $62 million in deposits from Security. The vast majority of these deposits (approximately $49 million) was certificates of deposits; however, deposits of all types were assumed.

Total average deposits increased approximately $8.3 million or 1.9% in 1993. The typically shorter-term transaction accounts recorded the most notable gains. NOW accounts increased $4.8 million or 8.1% while savings accounts increased $6.3 million or 32.3%. Average money market accounts declined approximately $8.3 million or 14.2%, while overnight cash management repurchase agreements increased $6.8 million or 42.9%. Time deposits (certificates of deposits and individual retirement accounts) increased only slightly in 1993, $2.1 million, or less than one percent. As deposit rates remained low in 1993 and the Corporation aggressively repriced deposit products, customers continued to move out of certificates of deposit and into lower yielding, more liquid interest-bearing transaction accounts. This shifting of deposits offset the $49 million in certificates of deposit assumed from Security.

Asset growth in 1993 was primarily funded with borrowings from the Federal Home Loan Bank (FHLB) and the use of federal funds. Borrowings from the FHLB in 1993 averaged $7.3 million, an increase of $3.4 million from 1992. The Corporation has found that the FHLB offers a wide array of funding programs at very competitive pricing. By utilizing these various products, the Corporation has been better able to match fund asset growth. Average federal funds purchased increased $6.4 million over 1992 as the Corporation used these funds to support asset growth as well as take advantage of certain investment opportunities in anticipation of funds generated in the Security transaction.

STOCKHOLDERS' EQUITY

Total stockholders' equity increased 9.6% to $66.9 million at December 31, 1993. The ability to generate capital internally is principally determined by earnings performance. This earnings performance is typically measured by return on average equity which was 12.34% and 12.85% in 1993 and 1992, respectively. Book value per common share at December 31, 1993 was $24.19 as compared to $22.06 one year ago, a 9.7% increase.

In 1993, the stockholders of the Corporation approved the authorization of an additional 2,000,000 shares of common stock bringing total authorized shares to 6,000,000. Subsequent to the Pennyrile transaction, the Corporation had issued an outstanding 2,767,519 shares of common stock.

Management is currently not aware of any recommendations by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources or operations.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity represents a bank's ability to generate cash or otherwise obtain funds at a reasonable price to satisfy commitments to borrowers as well as demands of depositors. Loan and investment portfolios are managed to provide liquidity through maturity and marketability of such assets. It is a major responsibility of management to maximize net interest income within prudent liquidity constraints. Internal corporate guidelines have been established to constantly measure liquid assets as well as relevant ratios concerning earning asset levels and purchased funds. Each subsidiary of the Corporation is also required to monitor these same indicators and report regularly to its own senior management and board of directors.

The liquidity of the Corporation depends primarily on the dividends paid to it as the sole shareholder of its subsidiaries. In addition to dividends, another primary source of liquidity for the Corporation includes unused credit lines with correspondent banks. In addition to maintaining a satisfactory level of liquidity, management must control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the amount of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Corporation's one year cumulative ratio, is almost perfectly matched at 99% at December 31, 1993, compared to 95% at December 31, 1992.

In January 1992, Citizens became a member of the FHLB of Cincinnati. Members, based on certain criteria, are required to purchase common stock in the FHLB. This stock is redeemable at par and Citizens receives quarterly dividends. Citizens' current investment in FHLB stock is $1.8 million. Based on Citizens' level of single family residence real estate loans and mortgage-backed securities, a credit line of $17.8 million is available. At December 31, 1993, Citizens had borrowed $15.5 million of this available credit at an average interest rate of 4.9% in 1993. The specific maturities of these borrowings are included in Note I to the Consolidated Financial Statements.

ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued the following SFAS which have been adopted by the Corporation.

SFAS No. 106 - Employers' Accounting for Post retirement
Benefits Other Than Pensions

This Statement was effective for fiscal years beginning after December 15, 1992. After that date, post retirement benefits were no longer to be recognized on a cash "pay as you go" basis; rather, the accrual basis for expense recognition of the future value of these benefits was to be implemented.
The corporation adopted this Statement in January 1993 with no material impact on the Consolidated Financial Statements.

SFAS No. 109 - Accounting for Income Taxes

This Statement is effective for fiscal years beginning December 15, 1992 and supersedes the provision of Accounting Principles Board (APB) Opinion No. 11. Under the new Statement, income taxes are calculated using an asset and liability approach that requires tax assets and liabilities to be recognized for future tax consequences attributed to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Corporation adopted this Statement in January 1993 with no material impact on the Corporation's consolidated financial statements.

The FASB has also issued the following SFAS which is applicable to the Corporation.

SFAS No. 115 - Accounting for Certain Investments and Debt and
Equity Securities

This Statement is effective for fiscal years beginning after December 15, 1993. According to this Statement, each entity, at acquisition, shall classify debt and equity securities into one of three categories: held to maturity, available for sale or trading. At each reporting date, the appropriateness of the classification shall be reassessed. This Statement also establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values. These standards include proper accounting treatment for the differences between amortized cost and fair market value.

At December 31, 1993, the Corporation had classified its investment portfolio as held to maturity and available for sale. The Corporation does not maintain any securities classified as trading. Beginning in 1994, the Corporation will, pursuant to this Statement, report the changes in fair value of securities available for sale as a net amount in stockholders' equity until realized.

PENDING ACQUISITIONS

On January 10, 1994, the Corporation entered into an Agreement and Plan of Reorganization (Agreement) with BMC Bankcorp, Inc.
(BMC). The Agreement provides, among other things, for the merger of BMC into a wholly owned subsidiary of the Corporation. Terms of the Agreement call for BMC shareholders to receive two shares of the Corporation's common stock for each share of BMC common stock held. Consummation of the merger is subject to certain conditions, including approval of the shareholders of BMC and the appropriate regulatory authorities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and report of independent auditors, Deloitte &
Touche, are included in this Form 10-K at the pages indicated.

      Description                                           Reference Page

Report of Deloitte & Touche, Independent Auditors                21

Consolidated Balance Sheets - December 31, 1993 and 1992         22

Consolidated Statements of Income - Years ended December 31,
   1993, 1992, and 1991                                          23

Consolidated Statements of Changes in Stockholders' Equity -
   Years ended December 31, 1993, 1992, and 1991                 24

Consolidated Statements of Cash Flows - Years Ended
   December 31, 1993, 1992, and 1991                             25

Notes to Consolidated Financial Statements                       26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
      ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                           PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set out in the section entitled "Election of Directors" of Registrant's Proxy Statement at pages 2 through 4 is incorporated herein by reference. In addition the information set out in the section entitled "Election of Directors" of Registrant's Proxy Statement at page 5 dealing with Section 16 (a) filings under the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set out in the sections entitled "Executive Compensation", "Summary Compensation Table", "Options Granted In Last Fiscal Year", "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Compensation Committee Interlocks and Insider Participation", "Shareowner Return Performance Presentation", and "Employment Contracts and Termination of Employment and Changes-In-Control Arrangements" of Registrant's Proxy Statement at pages 8 through 16 is incorporated herein by reference.

                 INDEPENDENT AUDITORS' REPORT




Suite 2100                       Telephone: (502) 562-2000
220  W  Main  Street                Facsimile:  (502) 562-2073
Louisville, Kentucky 40202-5313



To the Board of Directors and Stockholders
CBT Corporation
Paducah, Kentucky



We  have  audited the consolidated balance sheets  of
CBT  Corporation  and  subsidiaries  as  of  December
31,1993   and  1992,  and  the  related  consolidated
statements of income, stockholders' equity and cash flows for each of the three years in the period ended
December 31,1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We  conducted our audits in accordance with generally
accepted auditing standards. Those standards  require
that   we  plan  and  perform  the  audit  to  obtain
reasonable  assurance  about  whether  the  financial
statements  are  free  of material  misstatement.  An
audit  includes examining, on a test basis,  evidence
supporting  the  amounts  and  disclosures   in   the
financial   statements.  An   audit   also   includes
assessing   the   accounting  principles   used   and
significant estimates made by management, as well  as
evaluating    the    overall   financial    statement
presentation. We believe that our audits provide a reasonable basis for our opinion.

In   our   opinion,   such   consolidated   financial
statements present fairly, in all material  respects,
the   financial  position  of  CBT  Corporation   and
subsidiaries as of December 31,1993 and 1992, and the
results of their operations and their cash flows  for
each  of the three years in the period ended December
31,1993   in   conformity  with  generally   accepted
accounting principles.



January 28, 1994

CBT Corporation and Subsidiaries
 CONSOLIDATED BALANCE SHEETS


                                                                December 31
                                                           1993            1992
Assets
Cash and due from banks                                  19,365,314     24,823,719
Federal funds sold                                        2,571,000        225,000
Money market investments                                  2,010,229      2,139,502
 Total cash and cash equivalents                         23,946,543     27,188,221

Investment securities (fair values- 1993,
 $43,302,000;1992, $130,844,000)                         40,332,357    127,235,879
Securities available for sale (fair values -1993,
 $148,085,000, 1992, $53,351,000)                       144,727,587     51,664,266
 Total investments                                      185,059,944    178,900,145

Loans net of unearned interest                          377,725,379    337,574,771
 Allowance for loan losses                               (8,482,708)    (7,657,687)

Loans - net                                             369,242,671    329,917,084

Premises and equipment, net                              11,962,700     11,059,273
Accrued interest receivable                               3,973,829      3,838,392
Other                                                     6,311,359      3,574,587
Total                                                   600,497,046    554,477,702

Liabilities
Deposits:
Non-interest bearing                                     44,597,702      41,001,627
Interest bearing                                        423,696,122     389,209,163

 Total deposits                                         468,293,824     430,210,790

Short-term borrowings:
Federal funds purchased and securities
  sold under agreements to repurchase                    36,446,060      35,709,917
Notes payable - U.S. Treasury                             2,000,000       2,563,983
Revolving lines of credit                                 1,240,000       7,200,000

Total short-term borrowings                              39,686,060      45,473,900

Accrued interest payable                                  1,658,582       1,624,582
Term debt                                                20,535,000      12,500,000
 Other                                                    3,384,397       3,619,747

Total liabilities                                       533,557,863     493,429,019
Stockholders' Equity

Common stock, no par value, authorized - 6,000,000 shares;
  issued and outstanding 2,767,519 shares                 4,100,000       4,100,000
Capital surplus                                          13,297,908      13,297,908
Retained earnings                                        49,541,275      43,650,775

Total stockholders' equity                               66,939,183      61,048,683
Total                                                   600,497,046     554,477,702
See notes to consolidated financial statements.

CBT Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
                                             Years Ended December 31
                                      1993             1992            1991
Interest Income
Loans, including fees:
 Taxable                          $32,741,756  $33,959,716      $36,869,911
 Tax-exempt                           329,685      379,667          435,503
Investments:
 Taxable                            7,758,754    9,357,358       10,782,846
 Tax-exempt                         3,114,917    2,753,080        2,458,456
Other                                 126,064      372,486        1,323,964
 Total interest income             44,071,176                    46,822,307         51,870,680

Interest Expense
Deposits                           17,147,038   19,955,429       27,705,937
Short-term borrowings               1,539,000    1,615,880        1,381,507
Term debt                             328,167      426,163          443,582
 Total interest expense            19,014,205   21,997,472       29,531,026
Net Interest Income                25,056,971   24,824,835       22,339,654
Provision for Loan Losses           1,256,321    2,199,000        2,580,133
Net Interest Income After
 Provision for Loan Losses         23,800,650   22,625,835       19,759,521

Non-Interest Income
Trust and investment
 advisory fees                      1,443,928    1,437,435        1,246,120
Service charges on
 deposit accounts                   1,839,572    1,561,430        1,450,392
Insurance commissions                 649,520      570,989          566,694
Gain on sale of investments           134,010      573,884          497,947
Gain on sale of finance receivables   553,095
Other                               1,288,984    1,081,532        1,183,135
 Total non-interest income          5,909,109    5,225,270        4,944,288

Non-Interest Expense
Salaries and employee
 benefits                           9,816,337    9,286,634        8,526,939
Net occupancy                       1,017,028    1,034,502        1,141,765
Depreciation and amortization       1,321,668    1,151,255        1,082,250
Data processing                       696,450      615,014          581,284
Tax on bank shares                    729,047      638,198          615,014
FDIC assessments                    1,011,316      989,433          929,559
Other                               4,774,609    4,220,132        3,841,332
 Total non-interest expense        19,366,455   17,935,168       16,718,143
Income Before Income Taxes         10,343,304    9,915,937        7,985,666
Income Taxes                        2,431,000    2,302,000        1,767,774
Net Income                          7,912,304    7,613,937        6,217,892

Per Common Share:
 Net income                              2.86         2.75             2.25
 Cash dividends                          0.78         0.72             0.69


CBT Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



Years Ended December 31, 1993, 1992 and 1991
                              Common Stock                            Total
                                                 Capital    Retained  Stockholders'
                            Shares     Amount    Surplus    Earnings  Equity
Balance, January 1,1991   2,767,519  4,100,000 13,297,908  33,485,920 50,883,828

Net income                       -           -         -    6,217,892  6,217,892

Dividends on common stock        -           -             (1,748,336)(1,748,336)

Balance, December 31,1991 2,767,519  4,100,000 13,297,908  37,955,476 55,353,384

Net income                       -           -         -    7,613,937  7,613,937

Dividends on common stock        -           -         -   (1,815,579)(1,815,579)

Stock options exercised      7,000      11,410    91,530            -    102,940

Purchase of common stock    (7,000)    (11,410)  (91,530)    (103,059)  (205,999)

Balance, December 31,1992 2,767,519  4,100,000 13,297,908  43,650,775     61,048,683

Net income                        -           -         -   7,912,304      7,912,304

Dividends on common stock         -           -         -  (2,016,055)    (2,016,055)

Other                             -           -         -      (5,749)    (5,749)

Balance, December 31,1993 2,767,519   4,100,000 13,297,908 49,541,275     66,939,183

CBT Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH  FLOWS
                                             Years Ended December 31
																			                    1993        1992        1991
Operating Activities
Net income
Adjustments to reconcile net
 income to net cash                  7,912,304    7,613,937    6,217,892
   provided by operating activities:
     Provision for loan losses       1,256,321    2,199,000    2,580,133
     Depreciation and amortization   1,321,667    1,151,255    1,103,289
     Deferred income taxes             104,534     (437,000)    (621,000)
     Amortization and accretion
       of securities                 1,568,456      874,129      700,316
     Gain on sale of securities       (134,010)    (573,884)    (497,947)
     Gain on sale of premises
       and equipment                    (3,504)     (11,456)      (7,723)
     Gain on sale of finance
       receivables                    (553,094)           -            -
     Changes in assets and
       liabilities:                   (135,437)     719,535      612,433
        Accrued interest receivable (1,239,176)    (426,069)    (850,306)
        Other assets                    34,000   (2,374,600)    (286,899)
        Accrued interest payable       (99,609)           -            -
        Dividends payable             (339,885)     399,475    1,364,719
        Other liabilities
   Net cash provided by
     operating activities            9,692,567    9,134,322   10,314,907
Investing Activities
Proceeds from sales of
 investment securities                     -     37,635,092   36,330,551
Proceeds from maturities of
 investment securities               3,130,000   10,108,104    6,681,447
Proceeds from sales of securities
 available for sale                 18,657,206            -            -
Proceeds from maturities of
 securities available for sale      10,561,779            -            -
Principal collected on
mortgage-backed securities, including
mortgage-backed securities classified
 as available for sale               1,480,624   37,466,296   16,724,137
Payment for purchases of
investment securities
and securities available
 for sale                        (101,423,854) (102,637,579) (79,382,122)
Net increase in loans             (43,060,740)  (11,026,638)  (4,826,140)
Purchases of loans                 (2,003,244)   (2,552,159)    (830,047)
Sale of finance receivables         7,635,171       677,947            -
Proceeds from sales of premises
 and equipment                         37,134        36,000       22,538
Payment for purchases of
 premises and equipment            (2,156,320)     (797,467)  (2,042,654)
Net cash received on branch
 acquisitions                      57,479,892             -            -
  Net cash provided by
(used in) investing activities     10,337,648   (31,090,404) (27,322,290)
Financing Activities
Net decrease in deposits          (23,596,858)  (10,181,564)  (7,324,509)
Net increase (decrease) in other
 short term borrowings                172,160    27,806,866   (2,082,143)
Cash advanced on revolving
 lines of credit                    1,000,000     5,200,000    1,500,000
Principal payments on
 revolving lines of credit         (6,960,000)   (5,500,000)  (5,000,000)
Proceeds from term debt            12,035,000     7,500,000            -
Payments on term debt              (4,000,000)            -            -
Payments on capital lease
 obligations                                -       (84,699)     (78,777)
Call dividends paid                (1,916,446)   (1,815,579)  (1,714,714)
Purchase of common stock               (5,749)     (205,999)           -
Stock options exercised                     -       102,940            -
   Net cash provided by
 (used in) financing activities   (23,271,893)  (22,821,965)  10,200,143)
Net Increase (Decrease) in
 Cash and                          (3,241,678)      865,883  (27,207,526)
Cash and Cash Equivalents,
 Beginning of Year                 27,188,221    26,322,338   53,529,864
Cash and Cash Equivalents,
 End of Year                       23,271,893    27,188,221   26,322,338
Supplemental Disclosures Of
 Cash Flow Information:
Cash paid during the year for:
Interest                           18,980,205    24,372,326   29,822,726
Federal income taxes                2,827,776    2,694,000     3,105,000

CBT Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 1993, 1992, and 1991

A - Basis Of Presentation And Summary Of Significant Accounting Policies

BASIS OF PRESENTATION
     Included in the consolidated financial statements are CBT Corporation (the Parent Company) and its wholly-owned subsidiaries; Citizen's Bank and Trust Company (the Bank), Pennyrile Bancshares, Inc. (Pennyrile) and Fidelity Credit Corporation (FCC), collectively the "Corporation," which provide financial services primarily in Western Kentucky and surrounding communities. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS
     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and money market investments. Generally, federal funds are purchased and sold for one-day periods.

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE
     Prior to 1992, the Corporation accounted for all investments at cost adjusted for amortization of premiums and accretion of discounts. In 1992 and 1993, in anticipation of a new accounting standard, the Corporation revised its investment policy by reclassifying investment securities having an amortized cost of $51.7 million and $21 million, respectively, to securities available for sale. Investment securities are carried at amortized historical cost. Securities available for sale are carried at the aggregate of the lower of amortized cost or fair value. Amortization of premiums and accretion of discounts are recorded primarily on the interest method. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk. Gains and losses on disposition of investment securities and securities available for sale are computed by the specific identification method.
     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" that addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Such investments are to be classified into three categories: held to maturity securities (reported at amortized cost), trading securities (reported at fair value, with unrealized gains and losses included in earnings) and available for sale securities (reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity). SFAS No. 115 is effective for fiscal years beginning after December 15, 1993. Upon adoption of SFAS No. 115, at January 1, 1994, the Corporation will record available for sale securities at fair value. The unrealized net gain of approximately $2.2 million, net of income taxes, will be included as a separate component of stockholders' equity.

LOANS AND INTEREST INCOME
     Loans are stated at the principal balance outstanding, net of unearned interest. Interest on loans is based upon the principal balance outstanding, except interest on some consumer installment loans, which is recognized on the sum-of-the-years-digits method, which does not differ materially from the interest method.
     The accrual of interest income is generally reviewed for discontinuance when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest or, in the opinion of management, the interest is collectible.

ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses is maintained at a level considered adequate to provide for potential losses based on management's evaluation of the loan portfolio, including the financial strength of guarantors, valuation of collateral and the likelihood of further collection based upon the borrower's financial condition, as well as on prevailing and anticipated economic conditions.
     In May 1993, the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" that requires impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's market price or fair value of collateral, if the loan is collateral dependent. Adoption of SFAS No. 114 will be required by the Corporation no later than the year ended December 31, 1995, and is not expected to have a material impact on the consolidated financial statements.

PREMISES AND EQUIPMENT
     Premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment is computed using straight-line and accelerated methods over the estimated useful lives of the assets.

REPURCHASE AGREEMENTS
     Certain securities are sold under agreements to repurchase and are treated as refinancing. The obligation to repurchase such securities is reflected as a liability on the consolidated balance sheets. The dollar amounts of securities underlying the agreements are included in the respective asset accounts.

INCOME TAXES
     Pursuant to the deferred method under Accounting Principles Board
(APB) Opinion 11, which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applied for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.
     SFAS No. 109 "Accounting for Income Taxes", was issued by the FASB in February 1992. SFAS No. 109 requires a change from the deferred method under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1993, the Corporation adopted SFAS No. 109. The cumulative effect of the change in the method of accounting for income taxes was not material.

TRUST FEES AND ASSETS
     Revenues from trust and agency services are reported on the cash basis in accordance with customary banking practice. Reporting such revenues on the accrual basis would not materially affect the accompanying consolidated financial statements. Assets held by the Bank's Trust Department in a fiduciary or agency capacity for its customers and beneficiaries are not included in the consolidated financial statements as such items are not assets of the Bank.

PER COMMON SHARE DATA
     Net income per common share data is based on 2,767,519 shares outstanding during each year. All per common share data has been restated to reflect the November 1993 acquisition of Pennyrile
Bancshares, Inc. which was accounted for using the pooling of interests method. Common stock options are not included in net income per common share data since their effect is not significant.


B - Acquisitions
    In 1993, the Corporation purchased     On   November  30,1993,  Pennyrile
from   Union   Planters   Corporation,  Bancshares,  Inc.  ("Pennyrile")   was
Memphis, Tennessee, and Security Trust  merged   into   the  Corporation   and
Federal Savings and Loan Association 246,035 shares of the Corporation's ("Security"), Chattanooga, Tennessee, common stock were issued in exchange the assets and assumed the liabilities for all of the issued and outstanding of three locations of Security within shares of Pennyrile common stock. The McCracken County, Kentucky. These merger was accounted for as a pooling
locations   had  total   deposits   of  of interests,  and  accordingly,  the
approximately $62 million.              accompanying   financial    statements
                                        have  been  restated  to  include  the
                                        accounts  and operations of  Pennyrile
                                        for periods prior to the merger.


Separate results of the combining entities are as follows:


                                                         1992         1991
Interest income:
   CBT, as previously reported                       $43,151,970  $47,466,105

   Pennyrile                                           3,670,337    4,404,575
     Total, as restated
																																							              $46,822,307  $51,870,680

Net income:
   CBT, as previously reported                       $ 6,951,154  $ 5,635,061
   Pennyrile                                             662,783      582,831
      Total, as restated                             $ 7,613,937  $ 6,217,892

Pennyrile's net interest income and net income of $1,958,000 and $564,000 respectively, for the eleven months ended November 30, 1993 are included in the Consolidated Statement of Income for the year ended December 31, 1993.


C - Restrictions On Cash And Due From Banks
   Included in cash and due from banks  reserve balances  was  approximately
are   certain  non  interest   bearing  $1,451,000 and $1,707,000 during  1993
deposits that are held at the  Federal  and  1992,  respectively. At  December
Reserve  in  accordance  with  reserve  31,1993 and 1992, the Corporation  was requirements specified by the  Federal  in compliance with all  cash  reserve
Reserve Board o Governors. The          requirements .
average amount of those


D - Investment Securities
    Certain investment securities were securities had an estimated amortized pledged to secure public deposits, cost and estimated fair value of
securities  sold under  agreements to   approximately $17,222,555 and
repurchase, and for other purposes as   $18,564,611, respectively, as of
required or permitted by law. These     December 31,1993.
pledged

                                                  December 31, 1993
                                                Estimated     Gross Unrealized
                                    Amortized     Fair
                                       Cost       Value        Gain       Loss
U.S. Treasury securities and
obligation of other U.S.
Government Agencies  													 $	4,499,359  $ 4,625,412  $  126,212  $159
State and other political
subdivisions																								35,812,998   38,670,020   2,976,846   119,824
Other                                   20,000        6,750           -    13,250
Total                              $40,332,357  $43,302,182   3,103,058  $133,233


                                                   December 31, 1992
                                                Estimated        Gross Unrealized
                                    Amortized     Fair
                                       Cost       Value        Gain        Loss
U.S. Treasury securities and
obligation of other U.S.
Government Agencies               $ 17,428,117 $ 18,548,309  $1,126,199  $  6,007
State and other political
subdivisions																								27,469,557   28,837,962   1,444,540    76,135
Mortgage-backed securities          80,085,809   81,104,586   1,218,609   199,832
Other                                2,252,396    2,352,604     111,958    11,750
Total                             $127,235,879 $130,843,461  $3,901,306  $293,724


Maturity Distribution of Investment Securities


                                                      December 31
                                            1993                      1992
                                                Estimated                 Estimated
                                    Amortized     Fair       Amortized      Fair
                                       Cost       Value        Cost        Value
Within 1 Year                   $  1,560,194  $ 1,671,750  $ 2,537,178  $  2,574,459

1 - 5 Years                        9,769,450   10,585,059   41,238,508    42,583,945

5 - 10 Years                      25,510,808   27,567,651   10,869,295    11,515,565

Over 10 Years                      3,491,905    3,477,722   72,590,898    74,169,492

Total                           $ 40,332,357  $43,302,182 $127,235,879  $130,843,461

Realized gains on sales of investment securities were $575,884 in 1992 and $497,947 in 1991. There were no realized losses on investment securities.

E-Securities Available For Sale
   Certain securities available        $72,750,348 and an estimated fair
for sale were pledged to secure        value of $73,654,705, respectively, as
deposits and securities sold under     of December 31, 1993.
agreements to repurchase.  These
pledged securities had an
estimated amortized cost of

                                                December 31, 1993
                                                Estimated    Gross Unrealized
                                    Amortized      Fair
                                       Cost       Value      Gain      Loss
U.S. Treasury securities and
obligations of other U.S.
Government agencies                 16,651,908  17,471,370    819,462    -
agencies
State and other political
subdivisions																								15,246,301  17,034,925  1,811,642   23,018
Mortgage-backed securities         110,921,178 111,669,490  1,123,103  374,791
Other                                1,908,200   1,908,727        527        -
Total                              144,727,587 148,084,512  3,754,734  397,809

                                                December 31, 1992
                                                Estimated   Gross Unrealized
                                    Amortized     Fair
                                       Cost       Value      Gain     Loss
U.S. Treasury securities and
obligation of other U.S.
Government Agencies                  9,026,014  9,158,048   132,060       26
State and other political
subdivisions                        13,108,821 14,218,867 1,110,046        -
Mortgage-backed securities          27,138,034 27,590,137   476,063   23,960
Other                                2,391,397  2,383,825        38    7,610
Total                               51,664,266 53,350,877 1,718,207   31,596

Maturity Distribution of Investment Securities Available for Sale


                                                       December 31
                                            1993                      1992
                                                Estimated                Estimated
                                    Amortized     Fair       Amortized      Fair
                                       Cost       Value        Cost        Value
Within 1 Year                       53,255,688  53,661,674   7,529,621  7,668,320

1 - 5 Years                         71,490,783  74,033,774   2,500,000  2,628,065

5 - 10 Years                        14,051,937  14,387,733   5,405,006  5,959,182

Over 10 Years                        5,929,179   6,001,331  36,229,639 37,095,310

Total                              144,727,587 148,084,512  51,664,266 53,350,877

Realized gains on sales of securities available for sale were $134,010 in 1993. There were no realized losses on sales of securities available for sale.

F - Loans And allowance For loan Losses
                                                              December 31
                                                          1993         1992
Commercial                                            148,253,612    157,053,645
Residential                                           142,962,740    113,312,102
Consumer                                               93,907,165     78,163,652


                                                      385,123,517    348,529,399
Less: unearned interest                                 7,398,138     10,954,628

  Total loans - net of unearned interest              377,725,379    337,574,771


At December 31,1993 and 1992,        terms, interest income would have been
non-accrual loans totaled $668,000   approximately $125,000 and $101,500
and $1,043,000, respectively, and    greater in 1993 and 1992, respectively.
loans contractually past due 90      Interest income recorded on these loans
days or more totaled $235,000 and    was $11,700 and $10,400 for 1993 and 1992,
$176,000, respectively. If those     respectively. At December 31,1993 and
loans on a non-accrual status had    1992, there were no troubled debt
been current and in accordance       restructurings.
with their original loan


The activity in the allowance for loan losses follows:

                                   1993          1992          1991
Balance, beginning of year       7,657,687     6,531,723     5,129,214
Provision for loan losses        1,256,321     2,199,000     2,580,133
Adjustments related to
purchase/sale of
		finance receivables												 (177,104)       (4,282)        28,692
Loans charged-off                (750,000)   (1,068,754)   (1,875,447)
Recoveries                         495,804       369,364       669,131
Net charge-offs                  (254,196)   (1,068,754)   (1,206,316)

Balance, end of year            8,482,708     7,657,687     6,531,723

    It   is   the  policy  of   the     Certain directors and executive
Corporation    to    review    each   officers of the Corporation and
prospective  credit  in  order   to   their associates are customers of
determine  an  adequate  level   of   and have other transactions with
security  or collateral,  prior  to   the Corporation in the normal
making   the  loan.  The  type   of   course of business. Such
collateral  will  vary  and  ranges   transactions included payments of
from  liquid assets to real estate.   $822,000 during 1991, to a company
The   Corporation  has  access   to   associated with a director of the
collateral,   in   the   event   of   Corporation for construction of
borrower default, through adherence   bank premises. No material
to   state  lending  laws  and  the   payments were made in 1993 or
Corporation's     sound     lending   1992. All loans are made on
standards   and  credit  monitoring   substantially the same terms,
procedures.                           including interest rates and
  The Corporation regularly           collateral, as those prevailing at
monitors its credit concentration     the time for comparable
for loan purposes, industry and       transactions with other persons
customer bases. At December           and do not involve more than
31,1993 and 1992, there were no       normal risk of collectibility or
significant credit concentrations     present other unfavorable features.
within these categories.                Total loans to officers,
                                      directors and associates of such
                                      persons follows:

          Balance,       New                     Other      Balance,
 Year     Beginning     Loans     Repayments    Changes,   End of Year
           of Year                                Net
1993     19,764,000   8,748,000    (9,468,000)  (3,024,000) 16,020,000
1992     18,315,000  14,952,000   (13,503,000)           -  19,764,000
1991     20,389,000   9,389,00    (11,966,000)           -  18,315,000


G - Premises And Equipment

                                                        December 31
                                                    1993            1992
Land                                             1,360,563       1,095,379
Building and improvements                       11,885,449      11,420,832
Equipment                                        7,495,428       6,869,533
Construction in progress                           400,710         151,166

                                                21,142,200      19,536,910
Accumulated depreciation and amortization        9,179,500       8,477,637
Total                                           11,962,700      11,059,273

H - INTEREST BEARING DEPOSITS

                                            December 31
                                       1993                 1992
NOW Accounts                  $  69,797,130           $  65,931,131
Money Manager Accounts           52,596,993              50,071,447
Individual Retirement Accounts   33,526,411              29,431,367
Savings                          31,459,874              21,530,404
Certificates of Deposit
 under $100,000                 191,716,886             174,223,493
Certificates of Deposit
 $100,000                        44,598,828              48,021,321
Total                         $ 423,696,122           $ 389,209,163

I - BORROWINGS
The Corporation has a loan agreement with a regional bank providing both revolving and term debt.
The revolving credit agreement provides for two lines of credit, $2,500,000 and $7,500,000. Both are due June 30,
1994. Interest on the $2,500,000 line of credit is payable quarterly at a rate of one-quarter of one percent point less than the lender's prime rate (prime rate of 6% at December 31, 1993). Interest on the 7,500,000 line of credit is payable quarterly and the rate of each advance is chosen from two options available to the borrower. The options are either a rate of one-quarter of one percentage point less than a participating regional bank's base rate or a rate based on the thirty-day London Interbank Offered Rate (LIBOR)(4.69% actual rate at December 31, 1993). Additional funds available under these lines of credit totaled $9,760,000 at December 31, 1993.

Term debt (debt with original maturities of more than one year) at December 31 consisted of the following:

                                                  1993        1992
Term note                                 $  5,000,000   $  5,000,000
Borrowings from Federal Home Loan Bank      15,535,000      7,500,000
  Total                                   $ 20,535,000   $ 12,500,000

The loan agreement with the regional bank stipulates, among other things, maintenance of certain operating and equity ratios, and that the Corporation will not incur any secured debt, or sell or encumber investments in its subsidiaries without the lender's prior consent. As of December 31, 1993, the Corporation was in compliance with all covenants contained in the loan agreement. In 1993 the term note had an average interest rate of 6%. The Bank has an available credit line at the Federal Home Loan Bank (FHLB) of approximately $17,800,000. The average rate of interest paid on these borrowings during 1993 was 4.90%. These borrowings have varying maturity dates in 1995 and 1996; however, according to the funding programs of the FHLB, all or a portion of approximately $10,035,000 of these borrowings may be paid at specific intervals in 1994.

Maturities of term debt outstanding at December 31, 1993 are as follows:

1994                              _
1995                            $ 3,500,000
1996                             12,035,000
1997                              5,000,000
  Total                        $ 20,535,000

J - DIVIDEND RESTRICTIONS

Regulatory banking laws restrict the amount of dividends that may by paid by the subsidiary banks without obtaining prior approval of the regulatory authority. Under such restrictions, the subsidiary banks will have available for payment of dividends during 1994, retained net profits, as defined by the regulatory authority, of approximately $11,695,000, plus net profits for 1994.


K - COMMON STOCK OPTIONS

Under the Corporation's 1986 Stock Option Plan, 105,000 shares of the Corporation's common stock had been reserved. At December 31, 1993, options for all of these shares had been granted. At December 31, 1993, options totaling 50,000 shares were exercisable at an average price of $17.94 per share.

At the Annual Meeting of Shareholders held in April 1993, an additional 200,000 shares of the Corporation's common stock were reserved for future grant. At December 31, 1993, 197,000 shares were available for future grant at the fair market value at the time of the grant; none of the options were exercisable at that date.

Activity with respect to outstanding common stock options:

                                              1993           1992
Outstanding, beginning of year              74,750         57,000
Granted at $19.67 per share
 in January 1992                                 _         21,750
Granted at $26.66 per share
 in May 1992                                     _          3,000
Exercised at average price
 of $14.71                                       _        (7,000)
Granted at $29.00 per share
 in January 1993                            23,250              _
Granted at $38.75 per share
 in November 1993                            3,000              _
Outstanding, end of year                   101,000         74,750

L - INCOME TAXES

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 are as follows:

                       December 31, 1993
Deferred tax assets:
  Allowance for loan losses               $  2,338,161
  Deferred compensation                        217,735
  Other                                         83,874
  Total gross deferred tax assets            2,639,770

Deferred tax liabilities:
  Depreciation                                 895,160
  Capitalized interest                          77,326
  Other                                         79,372
  Total gross deferred tax liabilities       1,051,858
Net deferred tax asset
  (included in other assets)              $  1,587,912

Income tax expense consisted of:

                                1993           1992               1991
Current                   $2,326,466     $2,739,000         $2,388,774
Deferred (benefit)           104,534      (437,000)          (621,000)
  Total                   $2,431,000     $2,302,000         $1,767,774

The tax expense relating to gains on sales of securities
(exclusive of non-deductible net capital losses) approximated
$45,600 in 1993, $195,000 in 1992, and $169,300 in 1991.

Deferred income taxes (benefits) resulting from timing differences in the recognition of revenues and expenses for tax and financial reporting purposes for 1992 and 1991 are as follows:

                            1992               1991
Loan losses             $(415,836)        $(616,995)
Interest expense            5,989            (8,100)
Deferred compensation    (20,304)           (38,042)
Depreciation               54,682             2,227
Other                    (61,531)            39,910
 Total                 $(437,000)        $(621,000)

The reasons for the differences between income taxes on the consolidated financial statements and the amount computed by applying the statutory rate to income before income taxes are as follows:

                                         1993          1992         1991
Taxes at statutory rate - 34%      $3,516,725    $3,371,418   $2,714,996

Increase (decrease) resulting from:
  Tax-exempt interest income      (1,060,042)     (981,133)    (861,224)
  Securities capital gains, net      (12,311)       (9,222)     (19,463)
  State income tax                    76,560        65,340       50,160
  Other, net                         (89,932)     (144,403)    (116,695)
  Total                           $2,431,000     $2,302,000   $1,767,774

A deferred tax asset of approximately $1,692,000 is included in other assets at December 31, 1992.

M - EMPLOYEE BENEFIT PLANS

Employees are covered by two defined contribution employee benefit plans (Plans). All employees are eligible to participate in the Plans after completing various lengths of employment. Participants are immediately vested in employee contributions, with 100% vesting in employer contributions after 5 years of service or upon attainment of normal retirement age. The annual cost of the Plans is based upon percentages of participant compensation and contributions to the Plans, plus any discretionary amounts as determined by the Board of Directors. Total costs charged to operations for the plans in 1993, 1992, and 1991 were $464,994, $457,400, and
$417,000, respectively.


N - OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENT
LIABILITIES

The Corporation has financial instruments which properly are not reflected in the consolidated financial statements. These include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk. Nonperformance or default by the other party to loan commitments or standby letter of credit could result in a financial loss to the Corporation equal to the amount of the loan commitments and standby letters of credit. The same credit and collateral policies are used by the Corporation in issuing these financial instruments as are used for loans. Standby letter of credit are conditional commitments issued by the Corporation to guarantee the payment by a customer to a third party. The terms and risk of loss involved is issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. As of December 31, 1993 and 1992, commitments outstanding under standby letters of credit totaled $5,000,000 and $5,155,000, respectively.

Commitments to extend credit are agreements to lend to a customer under a set of specified terms and conditions. Commitments generally have fixed expiration dates or termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Loan commitments may be secured or unsecured. In the case of secured commitments, collateral varies but may include commercial or residential properties; business assets such as inventory, equipment, accounts receivable, securities, or other business or personal assets or guarantees. As of December 31, 1993 and 1992, commitments to extend credit totaled $82,726,000 and $71,993,000, respectively.


O - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Corporation using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The use of different market assumptions and / or estimation methodologies may have a material effect on the estimated fair value amounts.

                         December 31, 1993   December 31, 1992
                                    Estimated                  Estimated
                         Carrying     Fair        Carrying       Fair
                          Amount      Value        Amount        Value
Assets
 Cash and cash
  equivalents            23,946,000   23,946,000   27,188,000   27,188,000
 Investment securities   40,332,000   43,302,000  127,236,000  130,844,000
 Securities available for
 sale                   144,728,000  148,085,000   51,884,000   53,351,000
 Loans - Net of unearned
  interest              377,725,000  390,054,000  337,575,000  340,750,000
Liabilities:
 Deposits:
  Non-interest bearing   44,598,000   44,598,000   41,002,000    41,002,000
  Interest-bearing      423,696,000  430,504,000  389,209,000   393,605,000
 Short-term borrowings   39,686,000  39,686,000    45,474,000    45,474,000
 Term debt               20,535,000  20,315,000    12,500,000    12,366,000

The fair value of investment securities, and securities available for sale is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. The fair value of loans, deposit, various types of borrowings and term debt is estimated based on present values using entry-value interest rates applicable to each category of such financial instruments. The fair value of commitments to extend credit are not included as they are not material.

No adjustment was made to the entry-value interest rates for changes in credit of performing commercial loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates along with the general reserves applicable to the performing commercial loan portfolio for which there are no known credit concerns result in a fair valuation of such loans on an entry-value basis. The fair value of nonperforming loans with a recorded book value of $938,000 and $1,970,000 at December 31, 1993 and 1992, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1993 and 1992. Loan and deposit information for Pennyrile Bancshares, Inc. was not available at December 31, 1992; therefore, no attempt was made to estimate the fair value of these assets or liabilities. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

P - QUARTERLY STATISTICAL INFORMATION (UNAUDITED)

                              1993                                            1992
              4th           3rd         2nd         1st         4th         3rd        2nd        1st
              Qtr.          Qtr.        Qtr.        Qtr.        Qtr.        Qtr.       Qtr.       Qtr.
Gross
interest
Income:
CBT Corp.   10,541,986   10,058,179   9,889,524   10,140,264  10,424,819  11,046,321  10,653,184  11,027,646
Pennyrile   881,273      890,178     844,276      825,496     873,736     928,348     940,386     927,867
Total       11,423,259   10,948,357  10,733,800   10,965,760  11,298,555  11,974,669  11,593,570  11,955,513

Net interest
income:
CBT Corp     6,042,335    5,641,459    5,554,260   5,673,655   6,145,158    5,678,090   5,381,974  5,453,753
Pennyrile    549,651      560,777      525,849     508,985     531,415      556,298     540,181    537,966
Total        6,591,986    6,202,236    6,080,199   6,182,640   6,676,573    6,234,388   5,922,155  5,991,719

Net income:
CBT Corp     2,021,920    1,685,463    1,731,871   2,041,434   1,761,667    1,737,584   1,598,740  1,853,163
Pennyrile    23,473       61,226       158,368     188,548     67,207       194,650     198,368    202,558
Total        2,045,393    1,746,689    1,890,240   2,229,982   1,828,874    1,923,234   1,797,108  2,055,721

Earnings per
share:
CBT Corp    0.73          0.61         0.63        0.74        0.64         0.63        0.58       0.67
Pennyrile   0.01          0.02         0.05        0.07        0.03         0.06        0.07       0.07
Total       0.74          0.63         0.68        0.81        0.67         0.69        0.65       0.74

Q - PARENT COMPANY CONDENSED FINANCIAL INFORMATION
BALANCE SHEETS
                                                  December 31
                                              1993               1992
ASSETS
Cash and cash equivalents*              $2,084,728          $2,163,520
Investment in subsidiaries*             64,891,255          58,896,869
Dividends receivable from subsidiaries     624,000             468,000
Other assets                                33,607                   -
Total                                  $67,633,590         $61,528,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued liabilities                        694,407            $479,706
Stockholders' equity                    66,939,183          61,048,683
Total                                  $67,633,590         $61,528,389
*Eliminated or partially eliminated in consolidation.

Statements Of Income
                                              Years ended December 31
                                             1993      1992      1991
INCOME
Dividends from subsidiaries           2,212,000      1,876,000   2,884,000
  Interest income                        24,548         45,150      48,335
  Gain on sale of securities             36,210         27,123      57,163
Total income                          2,272,758      1,948,273   2,989,498

EXPENSES
Other                                   505,839        138,449      25,628
Total expenses                          505,839        138,449      25,628
Income Before Income Taxes            1,766,919      1,809,824   2,963,870
Income Taxes                           (151,000)         -          -
Income Before Equity in Undistributed
Net Income of Subsidiaries            1,917,919      1,809,824   2,963,870
Equity in Undistributed
 Net Income of Subsidiaries*          5,994,385      5,804,113   3,254,022

Net Income                            7,912,304      7,613,937   6,217,892
*Eliminated in consolidation.

Statements Of Cash Flows
                                                  Years ended December 31
                                                 1993        1992        1991
OPERATING ACTIVITIES:
Net income                                    7,912,304    7,613,937    6,217,892
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Undistributed net income from subsidiaries (5,994,385)  (5,804,113)  (3,254,022)
  Gain on sale of securities                    (36,210)     (27,123)     (57,163)
  Change in other assets                        (33,607)     -            -
  Change in other liabilities                   214,701       18,813        8,123
  Change in dividends payable                   (99,610)     -            -
  Change in dividends receivable
     from subsidiaries                         (156,000)      84,000     (132,000)
  Net cash provided by operating activities   1,807,193    1,885,514    2,782,830

INVESTING ACTIVITIES:
Purchase of securities                       (6,524,688)  (8,164,031)  (18,809,013)
Proceeds from sales of securities             6,560,898    8,191,154    18,866,176
 Net cash provided by investing activities       36,210       27,123       57,163

FINANCING ACTIVITIES:
Cash dividends paid                          (1,916,446)  (1,815,579)  (1,714,714)
Stock options exercised                          -           102,940      -
Purchase of common stock                         (5,749)     205,999)     -
 Net cash used in financing activities       (1,922,195)  (1,918,638)  (1,714,714)
Net Increase (Decrease)
 In Cash and Cash Equivalents                   (78,792)      (6,001)   1,125,279
Cash and Cash Equivalents, Beginning of Year  2,163,520    2,169,521    1,044,242
Cash and Cash Equivalents, End of Year        2,084,728    2,163,520    2,169,521

R - Subsequent Event

     On January 10, 1994, the Corporation entered into an Agreement and Plan of Reorganization (Agreement) with BMC Bankcorp, Inc. (BMC). The Agreement provides,among other things, for the merger of BMC into a wholly owned subsidiary of the Corporation. Terms of Agreement call for BMC shareholders to receive two shares ofthe Corporation's common stock for each share of BMC common stock held.Consummation of the merger is subject to certain conditions including approval of the shareholders of BMC and the appropriate regulatory agencies. The merger is also subject to termination by the parties by mutual consent or upon the occurrence of certain specified events.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
       AND MANAGEMENT

The information set out at page 2 of the Registrant's Proxy
Statement in the section entitled "Election of Directors" with respect to security ownership of certain beneficial owners and management is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set out in the section entitled "Transactions with Management" of Registrant's Proxy Statement at page 16 is incorporated herein by reference.

                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
       REPORTS ON FORM 8 - K

  (a) (1) Financial Statements filed The consolidated financial
									 statements together withthe report thereon of
									 Deloitte & Touche, are included in this Form 10-K
          under Item 8 of Part II.

      (2) Financial Statement Schedules

          Schedules to the consolidated financial statements
										are omitted, as the required information is not applicable or the
										information is presented in the consolidated financial statements
										or related notes.

      (3) List of Exhibits Filed

          The exhibits listed in the Exhibit Index on pages through
          of this Form 10-K are filed herewith or are incorporated herein by reference.  Management contracts and compensatory
										plans and arrangements required to be filed as exhibits to
										this Form 10-K pursuant to Item 14(c) thereon by a double asterisk
          (**).

  (b)     Reports on Form 8 - K

          None.

  (c)     Exhibits

          The exhibits listed on the Exhibit Index on pages through of this Form 10 - K are filed or are incorporated
 		       herein by reference.

  (d)     Financial Statement Schedules

          None.

                          SIGNATURES
Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBT CORPORATION
(REGISTRANT)

By /s/ William J. Jones          By /s/ Eddie L. Holman
William J. Jones                 Eddie L. Holman
President, Chief Executive       Vice President and Principal
Officer and Director             Financial and Accounting
Officer
Date:  March 28, 1994            Date:  March 28, 1994



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/Irving P. Bright, Jr.      By /s/John Burman
Irving P. Bright, Jr., Director  John Burman, Director
Date:  March 28, 1994            Date:  March 28, 1994

By /s/Patrick J. Cvengros        By /s/William H. Dyer
Patrick J. Cvengros, Director    William H. Dyer, Director
Date:  March 28, 1994            Date:  March 28, 1994

By /s/Louis A. Haas              By /s/F. Donald Higdon
Louis A. Haas, Director          F. Donald Higdon, Director
Date:  March 28, 1994            Date:  March 28, 1994

By /s/M. Leon Johnson            By /s/Louis M. Michelson
M. Leon Johnson, Director        Louis M. Michelson, Director
Date:  March 28, 1994            Date:  March 28, 1994

By /s/Louis D. Myre              By /s/David M. Paxton
Louis D. Myre, Director          David M. Paxton, Director
Date:  March 28, 1994            Date:  March 28, 1994

By /s/Robert P. Petter           By /s/Joseph A. Powell
Robert P. Petter, Director       Joseph A. Powell, Director
Date:  March 28, 1994            Date:  March 28, 1994

By /s/Allan R. Rhodes            By /s/William A. Usher
Allan R. Rhodes, Director        William A. Usher, Director
Date:  March 28, 1994            Date:  March 28, 1994

By /s/William J. Jones
William J. Jones, Director
Date:  March 28, 1994
                         EXHIBIT INDEX

                                              SEQUENTIALLY
                                              NUMBERED
NUMBER         DESCRIPTION                    PAGE


3(a)           Articles of Incorporation of CBT Corporation
are
               incorporated by reference to Exhibit 3 of the Registration Statement on Form S-14 of
               CBT Corporation (File No.
               2-83583).

3(b)           Articles of Amendment to Articles of
               Incorporation of CBT Corporation are
               incorporated by reference to Exhibit 3(b) of the Form 10-K of CBT Corporation for the year ended December 31, 1987.

3(c)           Articles of Amendment to Articles of
               Incorporation of CBT Corporation are
               incorporated by reference to Exhibit 3(c) of the Form 10-K of CBT Corporation for the year ended December 31, 1989.

3(d)           Articles of Amendment to Articles of
               Incorporation of CBT Corporation are
               incorporated by reference to Exhibit 3(d) of the Form 10-K of CBT Corporation for the year ended December 31, 1992.

3(e) Bylaws of CBT Corporation are incorporated by reference to Exhibit 3 to the Registration
               Statement on Form S-14 of CBT Corporation
               (File No. 2-83583).

10(a) **CBT Corporation 1986 Stock Option Plan is incorporated by reference to Exhibit 4 of Registration Statement on Form S-8 of
               CBT Corporation (Registration No. 33-28512).

10(b) **CBT Corporation 1993 Stock Option Plan incorporated by reference to Form 10-Q of CBT Corporation dated March 31, 1993.

10(c) **Salary Continuance Agreement is incorporated by reference to Exhibit 10(c) of the Form 10-K of
               CBT Corporation for the year ended
               December 31, 1990.

10(d) **Incentive Compensation Plans are incorporated by reference to Exhibit 10(d) of the Form 10-K of CBT Corporation for the year ended
               December 31, 1990.

10(e)          Agreement to Purchase Assets and Assume
               Liabilities among Union Planters Corporation and Security Trust Savings and Loan
               Association and CBT Corporation is incorporated by reference to Exhibit 10(e) of the Form 10-K of CBT Corporation for the year ended
               December 31, 1992.

10(f)          Plan of Exchange and Share Exchange
               Agreement between CBT Corporation
               and Pennyrile Bancshares, Inc. are
               incorporated by reference to Exhibit 2,
               respectively, of the Registration Statement on Form S-4 of CBT Corporation dated
               September 30, 1993.[File No. 33-69644].

10(g)          Plan of Exchange and Share Exchange
               Agreements between CBT Corporation,
               CBT Acquisition Corporation and BMC
               Bankcorp, Inc. are incorporated by reference to Exhibits 2(a) and 2(b) of Form 8-K of CBT
               Corporation dated January 10, 1994.

21             Subsidiaries of CBT Corporation

23             Consent of Independent Auditors.


**Denotes management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).