Form 10-Q
period 1994-03-31
CBT CORP /KY/
filed 1994-05-12
CIK 719227

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM  10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31,1994 Commission file number
                           0-16878

                       CBT CORPORATION
   (Exact name of registrant as specified in its charter)


     Kentucky                           61-1030727
(state or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)


333 Broadway, Paducah, Kentucky           42001
(address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code (502) 575-5100.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filled by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                    Outstanding at April 26,1994
Common Stock, No Par Value              2,767,519 shares

                       CBT CORPORATION


PART I. FINANCIAL INFORMATION                          PAGE NO.

      Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
          March 31, 1994 and December 31, 1993             1

          Consolidated Condensed Statements of
          Income Three Months Ended March 31,              2
          1994 and 1993

          Consolidated Condensed Statements of
          Cash Flows                                       3
          Three Months Ended March 31, 1994 and
          1993

          Notes to Consolidated Financial                 4-7
          Statements

          Management's Discussion and Analysis
          of Consolidated Condensed Financial
          Condition and Results of Operation             8-14


PART II. OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote
                 of Security Holder                       15

EXHIBIT INDEX                                           17-18

CBT CORPORATION AND SUBSIDIARIES
PART 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS        (unaudited)  (audited)
(Dollars in thousands)                         March 31  December 31
ASSETS                                            1994      1993

   Cash and due from banks                       $20,802  $19,365
   Federal funds sold                              1,671    2,571
   Money market investments                        1,894    2,010
      Total cash and cash equivalents             24,367   23,946

   Investment securities (fair value -
   March 31, 1994, $42,068
   December 31, 1993, $43,302)                    41,291   40,332
   Securities available for sale (fair value -
   December 31,1993, $148,085)                   143,548  144,728
     Total investments                           184,839  185,060

   Loans (net of unearned interest)              386,063  377,726
     Less:  allowance for loan loss              (8,770)  (8,483)
      Loans, net                                 377,293  369,243

   Premises and equipment, net                    11,660   11,963
   Accrued interest receivable                     3,896    3,974
   Other                                           5,945    6,311
    Total assets                                $608,000 $600,497

LIABILITIES
   Deposits:
     Non-interest bearing                        $43,561  $44,598
     Interest bearing                            421,536  423,696
       Total deposits                            465,097  468,294

   Short-term borrowings:
     Federal funds purchased and securities
       sold under agreements to repurchase        37,075   36,446
    Notes payable-U.S. Treasury                    2,000    2,000
    Revolving lines of credit and other short-     5,100    1,240
      term borrowings
        Total short-term borrowings               44,175   39,686

   Accrued interest payable                        2,082    1,659
   Term debt                                       5,000    5,000
   FHLBB Advances                                 18,535   15,535
   Other                                           4,063    3,384
      Total liabilities                          538,952  533,558

STOCKHOLDERS' EQUITY
   Common stock, no par value, authorized
     6,000,000 shares; issued and outstanding
     2,767,519 shares                              4,100    4,100
   Capital surplus                                13,298   13,298
   Retained earnings                              51,104   49,541
   Unrealized gain on securities available for       546        -
     sale, net of deferred tax
      Total stockholders' equity                  69,048   66,939
      Total liabilities and stockholders'       $608,000 $600,497
        equity
See notes to consolidated financial statements.


CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollars in thousands except per share amounts)
                                                  Three Months Ended
                                                       March 31
                                                    1994     1993
INTEREST INCOME:
   Loans, including fees:
     Taxable                                      $8,629   $8,022
     Tax-exempt                                       76       81
   Investment securities:
     Taxable                                       1,763    2,085
     Tax-exempt                                      865      755
   Other                                              46       23
     Total interest income                        11,379   10,966

INTEREST EXPENSE:
   Deposits                                        3,987    4,303
   Short-term borrowings                             490      399
   Term debt                                          81       81
     Total interest expense                        4,558    4,783

NET INTEREST INCOME                                6,821    6,183
PROVISION FOR LOAN LOSSES                            284      355

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                        6,537    5,828

NON-INTEREST INCOME:
   Trust and investment advisory fees                351      399
   Service charges on deposit accounts               501      381
   Insurance commissions                             188      153
   Investment securities gains (losses)              (4)       16
   Gain on sale of finance receivables                 -      553
   Other                                             310      317
     Total non-interest income                     1,346    1,819

NON-INTEREST EXPENSE:
   Salaries and employee benefits                  2,648    2,447
   Net occupancy                                     211      176
   Depreciation and amortization                     329      306
   Data processing                                   199      177
   Federal Deposit Insurance                         266      242
   Bank shares tax                                   209      173
   Other                                           1,184    1,037
     Total non-interest expense                    5,046    4,558

INCOME BEFORE INCOME TAXES                         2,837    3,089
INCOME TAX EXPENSE                                   703      859

NET INCOME                                        $2,134   $2,230
PER COMMON SHARE:
   Net Income                                    $  0.77  $  0.81
   Dividends                                     $  0.20  $  0.18
See notes to consolidated financial statements.


CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH
FLOWS(unaudited)(Dollars in thousands)             Three Months Ended
                                                        March 31
OPERATING ACTIVITIES:                               1994      1993

 Net income                                       $2,134    $2,230
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for loan losses                       284       355
     Depreciation and amortization                   329       306
     Amortization and accretion of securities        378       333
     Loss (gain) on sale of securities                 4      (16)
     Gain on sale of fixed assets                   (52)      (12)
     Changes in assets and liabilities:
        Accrued interest receivable                   78        46
        Other assets                                  20       260
        Accrued interest payable                     423       329
        Other liabilities                            680     1,232
   Net cash provided by operating activities       4,278     5,063

INVESTING ACTIVITIES:
 Proceeds from maturities of investment              140     2,250
   securities
 Proceeds from sales of securities available      19,520    13,332
   for sale
 Proceeds from maturities of securities            1,077         -
   available for sale
 Principal collected on mortgage-backed
   securities, including mortgage-backed          11,736    10,479
   securities classified as available for sale
 Payment for purchases of securities             (31,794)  (22,085)
 Net increase in loans                            (8,334)   (6,165)
 Sale of finance receivables                           -     7,083
 Proceeds from sales of premises and equipment       471        24
 Payment for purchases of premises and              (394)     (238)
   equipment
  Net cash provided by (used in) investing        (7,578)    4,680
   activities

FINANCING ACTIVITIES:
 Net decrease in deposits                         (3,197)   (7,833)
 Net increase (decrease) in other short term        (411)   (1,996)
   borrowings
 Proceeds from term debt                           3,000         -
 Cash advanced on revolving lines of credit        4,900         -
 Principal payments on revolving lines of              -    (6,200)
   credit
 Cash dividends paid                                (553)     (454)
 Stock options exercised                              15         -
 Purchase of common stock                            (33)        -
  Net cash provided by (used in) investing         3,721   (16,483)
   activities
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   421    (6,740)
CASH AND CASH EQUIVALENTS, JANUARY 1              23,946    27,187
CASH AND CASH EQUIVALENTS, MARCH 31              $24,367   $20,447
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for:
  Interest                                        $4,135    $4,454
  Federal income taxes                                 -        78

See notes to consolidated financial statements.

                     CBT CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)

                              March 31, 1994

NOTE A:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three month period ending March
31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended
December 31, 1993.

Cash and Cash Equivalents

For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and money market investments. Generally, federal funds are purchased and sold for one-day periods.

Income Taxes

The provision for income taxes in interim periods has been allocated using the anticipated effective tax rate for the respective calendar year, taking into consideration certain tax exempt loan and interest income.

Statement of Financial Accounting Standards (SFAS) No. 109
"Accounting for Income Taxes", was issued by the FASB in February 1992. SFAS No. 109 requires a change from the deferred method under APB Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1994, the Corporation adopted SFAS No. 109. The cumulative effect of the change in the method of accounting for income taxes was not material.

Loans and Interest Income

Loans are stated at the principal balance outstanding, net of unearned interest. Interest on loans is based upon the principal balance outstanding, except interest on some consumer installment loans, which is recognized on the sum-of-the-years-digits method, which does not differ materially from the interest method.

Per Common Share Data

Net income per common share is based on 2,767,519 shares outstanding during each period covered within these interim financial statements. Common stock options are not included in net income per common share data since their effect is not significant.

NOTE B: INVESTMENT SECURITIES

Investment securities are stated at cost adjusted for amortization of premium and accretion of discount. The
Corporation has the ability and positive intent to hold these securities to maturity. Gains and losses on disposition of securities are computed by the specific identification method at adjusted cost. The amortized cost of investment securities to be held to maturity as of March
31, 1994, and December 31, 1993, are as follows:

(Dollars in Thousands)                   March 31,1994

                           Amortized  Estimated    Gross Unrealized
                           Cost       Fair          Gain    Loss
                                      Value
U. S. Treasury Securities
  and obligations of other
  U. S. Government agencies $  4,719   $  4,740   $    66    $   45
State and political           36,552     37,319     1,554       787
  subdivisions
Other                             20          9         -        11
  Total securities          $ 41,291   $ 42,068   $ 1,620    $  843

                                           December 31,1993

                           Amortized  Estimated  Gross Unrealized                                          Gain
                           Cost       Fair        Gain    Loss
                                      Value
U. S. Treasury Securities
  and obligations of other
  U. S. Government agencies  $ 4,499    $ 4,625    $   126    $   -
State and political           35,813     38,670      2,977      120
subdivisions
Other                             20          7          -       13
  Total securities           $40,332    $43,302    $ 3,103   $  133

Investment securities having an estimated fair value of approximately $17.9 million and $18.5 million on March 31, 1994, and December 31, 1993, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes, as required or permitted by law.

NOTE C: SECURITIES AVAILABLE FOR SALE

Prior to 1992, the Corporation accounted for all investments at cost adjusted for amortization of premiums and accretion of discounts. In 1992 and 1993, in anticipation of a new accounting standard, the Corporation revised its investment policy by reclassifying investment securities having an amortized cost of $51.7 million and $21 million, respectively, to securities available for sale. Securities available for sale are carried at the aggregate of the lower of amortized cost or fair value. Amortization of premiums and accretion of discounts are recorded primarily on the interest method. Securities available for sale include securities that management intends to use as part of its asset/ liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk. Gains and losses on disposition of securities available for sale are computed by the specific identification method.

In May 1993, the Financial Accounting Standards Board(FASB) issued Statement of Financial Accounting Standards(SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" that addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Such investments are to be classified into three categories: held to maturity securities (reported at amortized cost), trading securities (reported at fair value, with unrealized gains and losses included in earnings), and available for sale securities (reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity). SFAS No. 115 is effective for fiscal years beginning after December 15, 1993. The Corporation adopted SFAS No. 115 on January 1, 1994. At March 31, 1994, the Corporation has adjusted the available for sale securities balance by $840,000 to fair value and recorded a $546,000, unrealized gain on securities available for sale, net of deferred income taxes of $294,000, as a separate component of stockholders' equity.

<S
SECURITIES AVAILABLE FOR SALE
(Dollars in Thousands)                      Estimated
                               Amortized    Fair       Gross Unrealized
                               Cost         VAlue      Gain        Loss

U. S. Treasury Securities
 and obligations of other         $ 17,634  $ 18,130   $  533  $   37
 U.S. Government agencies
State and other political           15,959    17,281    1,375      53
 subdivisions
Mortgage-backed                    107,078   106,100      657   1,635
  securities
Other                                2,037      2037        -       -
  Total securities                $142,708  $143,548   $2,565  $1,725


                                     December 31,1993
                                          Estimated
                              Amortized   Fair           Gross Unrealized
                              Cost        Value        Gain        Loss

U. S. Treasury Securities
 and obligations of other        $ 16,652  $ 17,471   $  819    $  -
 U.S. Government agencies
State and other political          15,247    17,035    1,811      23
 subdivisions
Mortgage-backed                   110,921   111,670    1,123     374
 securities
Other                               1,908     1,909        1       -
  Total securities               $144,728  $148,085   $3,754   $ 397

Securities available for sale having an estimated fair value of approximately $76.6 million and $73.6 million, on March 31, 1994, and December 31, 1993, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes, as required or permitted by law.

In the above tables the "other" category of investment securities include corporate bonds, of which, none could be classified as being issued by a highly leveraged entity.
Furthermore, management has determined that any decline in market value of the securities to a level below book value is temporary as outlined within Topic 5M of the Staff
Accounting Bulletin. This determination is based on the fact that due to the nature of the securities, upon maturity, the Corporation will receive full par value.

               PART I - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

CBT Corporation (the Corporation) is a bank holding company located in Paducah, Kentucky. The Corporation provides banking services through its banking subsidiaries, Citizens
Bank & Trust Company (Citizens) and Pennyrile Citizens Bank
& Trust Company (Pennyrile) and consumer finance services through its subsidiary, Fidelity Credit Corporation (FCC).

On September 1, 1993, the Corporation completed the purchase of all assets and assumption of all liabilities of three branches of Security Trust Federal Savings and Loan Association (Security). In the transaction the Corporation assumed approximately $62.2 million in deposits, acquired approximately $4.2 million in loans, premises and equipment, and other assets and received approximately $58 million in cash. This transaction was accounted for under the purchase method; therefore, 1993 amounts reflect four months of operations. Historical data was not affected by this transaction.

On November 30,1993, the Corporation completed the acquisition of Pennyrile Bancshares, Inc. and its wholly owned subsidiary Pennyrile Citizens Bank and Trust Company (Pennyrile). At the time of the acquisition Pennyrile had consolidated assets of approximately $46.5 million, total deposits of approximately $38.5 million, and total stockholders' equity of approximately 44.3 million. This transaction was accounted for under the pooling of interests method; therefore, 1993 and all historical data have been adjusted for the effects of this acquisition. At March 31, 1994, the Corporation had total consolidated assets of $608.0 million, net loans of $386.1 million and total stockholders' equity of $69.0 million.

Citizens and Pennyrile provide a full range of corporate and retail banking services, including the acceptance of deposits for checking, savings and time deposit accounts; making of secured and unsecured loans to corporations, individuals, and others; issuance of letters of credit; rental of safe deposit boxes; and financial counseling for individuals and institutions. Interest on domestic, commercial and industrial loans constitutes the largest contribution to the operating revenue of Citizens and Pennyrile.

Citizens and Pennyrile also provides a wide variety of personal and corporate trust and trust related services including serving as executor of estates; as trustee under testamentary and inter vivos trusts; as guardian of the estates of minors and incompetents; and as financial advisor to and custodian for individuals, corporations and others.

FCC makes loans primarily to individuals in the form of secured and unsecured loans.

Citizens has eight offices, six located in Paducah, Kentucky and two located elsewhere in McCracken County. Pennyrile has three offices located in Christian County, Kentucky. Fidelity is primarily a regional finance company offering secured and unsecured loans to individual consumers. Fidelity has sixteen offices located in Kentucky.

Results of Operations

Net income for the first three months of 1994 was $2,134,000 or $0.77 per common share which was $96,000 less than first quarter 1993 net income of $2,230,000 or $0.81 per share. 1993's numbers however, included a $553,000 gain related to the sale of all the Tennessee offices of Fidelity.
Adjusting for the after tax effect of this item, net income in 1994 would have been $236,000 or 12% higher than the previous year period.

Return on average stockholders' equity and average assets, not annualizing investment security transactions and the sale of assets described above, for the first three months of 1994 and 1993 were 12.70%, 12.88%, 1.44% and 1.47%, respectively.

Net Interest Income

Net interest income is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. Net interest spread is the difference between the average rate earned on earning assets and the average rate of interest paid on interest bearing liabilities. The net yield on earning assets is net interest income divided by average earning assets. For computational purposes, non-accrual loans are included in earning assets. The following table summarizes the above for the three months ended March 31, 1994, and 1993.

                                            Three Months Ended
                                                 March 31
(Dollars in Thousands)                        1994     1993
Total Interest Income                      $11,379  $10,966
Total Interest Expense                       4,558    4,783
Net interest income                        $ 6,821  $ 6,183

(Fully Tax Equivalent)
Net interest spread                          4.27%    4.16%
Net yield on average                         5.11%    5.12%
  earning assets

Total interest income on a fully tax equivalent basis increased $450,000 or 4.1% in the first quarter of 1994 compared to the corresponding quarter of 1993. Average earning assets increased significantly, $56.5 million or 11.0% as Citizens assumed $62.2 million in deposits during the third quarter of 1993 from Security. These deposits were assumed, along with a $2.0 million purchase of loans. This event has helped fund loan growth of $51.2 million, or 15.5%, which has been experienced in all categories of
loans.   Commercial loans are up $12.9 million or 9.5%,
residential real estate loans are up $14.0 million or 17.0% and installment loans are up $17.4 million or 28.2%. Loan yields have fallen along with the general decline in rates to 8.85% from 9.59% in the first quarter of 1993. Security balances have remained largely the same although yields have dropped 27 basis points to 6.66%.

Average interest bearing liabilities have increased by $49.9 million or 11.5% as the assumption of deposits has been offset by a small decline in average deposit levels as Citizens has more aggressively lowered its pricing on deposit products. This has been possible as Citizens has turned to the Federal Home Loan Bank (FHLBB) as an alternative source of funds. Average borrowed funds including the FHLBB borrowings have increased $14.5 million or 108.2%. The Paducah deposit market has higher pricing than other areas of the state and nation and the ability to use FHLBB advances affords Citizens the opportunity to lower its deposit cost. The overall rate on interest bearing liabilities dropped from 4.48% to 3.82%.

The effect of the move to lower funding costs has increased the interest spread by 11 basis points although the net yield on average earning assets declined by 1 basis point to 5.11%. This is a result of the corporation's free funds (the difference between earning assets and interest bearing liabilities) being less valuable as they are invested in assets with a lower earning yields.

Provision for Loan Losses

Management continues its efforts to take a conservative posture in providing assurances the Corporation, through the allowance for loan losses, will be able to absorb potential loan losses without negatively impacting earnings. The Corporation's allowance for loan losses at March 31, 1994, was 2.27% of total loans as compared to 2.32% one year ago. The allowance for loan losses has risen during this period even though the provision for loan losses declined 20% and net charge- offs were reduced. At March 31, 1994, the provision for loan losses to average net loans was 0.30%, down from 0.43% at March 31, 1993. Net charge-offs for the three months of 1994 and 1993 were insignificant as noted in the table below.

The amount charged to operations and the related balance in the reserve for possible loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio comparison, prior loan loss experience and management's estimate of future potential losses. At March 31, 1994, the allowance for loan losses to total non performing assets was 871% compared to 832% at December 31, 1993.

                                         Three Months Ended
                                               March 31
                                           1994     1993

Balance, beginning of period            $ 8,483   $ 7,658
Provision for loan losses
                                            284       355
Adjustments related to sale of
     finance receivables                     -       (177)
Loans charged off
                                            (88)     (142)
Less recoveries
                                             91       113
     Net charge-offs
                                             3        (29)
Balance at end of period                  $ 8,770  $ 7,807

Non-performing Assets

Non-performing assets have increased just slightly by $68,000 since December 31, 1993.

According to Citizens Bank credit policy, credit outstanding to any SIC group of borrowers in excess of 25% of the aggregate capital structure of the bank is considered a concentration of credit. Credit extensions involving commercial real estate (27.91%) represents a concentration according to the policy. However, based upon the credit quality and diversity of the borrower group as a whole it is not believed that this concentration represents undue credit risk.

The accrual of interest income is generally reviewed for discontinuance when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest or, in the opinion of management, the interest is collectible.

The Corporation's internal credit review process is designed to identify potential problem credits in a timely manner.
At March 31, 1994, the Corporation had identified approximately $6.6 million of such credits. These credits are not included in the schedule of non-performing assets below since the borrowers currently meet all applicable loan agreement terms. The following tables provides a summary of non-performing loans and other real estate owned.

                                 March 31  December 31    March 31
Dollars in Thousands                1994      1993          1993

Non-accrual loans                $  838     $  668       $  978
Accruing loans which are
  contractually past due
  90 days or more                   133        235          221
Total non performing loan        $  971     $  903      $ 1,199

Other real estate owned              35         35          373
Total non performing loans and  $ 1,006     $  938      $ 1,572
  other real estate owned

Non-performing loans to total     0.25%       0.24%       0.36%
  loans
Non-performing loans and other
  real estate owned to total
  loans and other real            0.26%       0.25%       0.47%
  estate owned

At March 31, 1994, December 31, 1993 and March 31, 1993, there were no restructured loans in the loan portfolio. Management is of the opinion that other real estate owned is being carried on the balance sheet at the lower of book or market value. It is the policy of the Corporation to obtain an independent appraisal of property immediately upon the transfer to other real estate owned. Book value is written down if it exceeds this appraisal.

Non-Interest Income and Expense

Non-interest income in 1994 decreased by $473,000 due to 1993 figures including $553,000 of gain on the sale of finance receivables discussed elsewhere. Excluding this item non-interest income would have been up $80,000 or 6.3%. Trust and investment advisory fees are down $48,000 or 12.0% due to slightly lower activity in the corporation's brokerage business and the fact that 1993 numbers included trust fees booked upon the settlement of several large estates. Service charges on deposit accounts have increased by $120,000 or 31.5% with the addition of deposits assumed in Security and an increased fee structure. Credit life commissions are up $35,000 or 22.9% related to increased volume in consumer loans.

Non-interest expense for the first quarter of 1994 compared to the first quarter of 1993 increased by $488,000 or 10.7% with all categories growing by a similar percentage amount.
Much of the increase is due to the increased asset base and expenses associated with acquisition activity.

Income Taxes

The Corporation had income tax expense of $703,000 and $859,000 for the first three months of 1994 and 1993, respectively. These figures represent effective tax rates of 24.8% and 27.8% respectively. The effective tax rate has declined due to a higher concentration of tax exempt assets and the usage of a net operating loss carryover at Pennyrile.

Liquidity

The liquidity of the Corporation depends primarily on the dividends paid to it as the sole shareholder of its subsidiaries. In addition to dividends, other sources of liquidity for the Corporation include unused credit lines with correspondent banks as well as access to the discount window at the Federal Reserve Bank. Additionally, the current agreement with the Federal Home Loan Bank Board allows Citizens to borrow approximately $18.8 million. At
March 31, 1994, $18.5 million was borrowed under this program. This line can be increased upon the purchase of additional Federal Home Loan Bank stock.

In addition to maintaining a satisfactory level of liquidity, management must control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the amount of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Corporation's one year cumulative ratio remains close to evenly balanced at 99% at March 31, 1994 compared to 99% at December 31, 1993.

Capital Resources

Current regulatory guidelines for minimum capital requirements assign measures of credit risk to balance sheet and off-balance sheet exposures.

The following tables summarize the Corporation's capital ratios.

                                     Required  Actual
March 31, 1994
   Leverage Ratio (Equity to               3%   10.8%
   Assets)
   Total Risk-Based                        8%   17.6%

December 31,1993
    Leverage Ratio                         3%   11.2%
    Total Risk-Based                       8%   17.5%

Management is currently not aware of any recommendation by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operation.

Market Data

At March 31, 1994, the Corporation had issued and outstanding 2,767,519 shares of common stock which was held by approximately 1,010 shareholders. Shareholders received cash dividends per share of common stock quarterly in 1993 and thus far in 1994.

CBT Corporation common stock is traded on the NASDAQ Market
System under the symbol CBTC.

The following table summarizes transactions in common stock and cash dividends declared in 1994 and 1993. The trading price information reflects the range of bid prices for CBT
Corporation common stock as reported by NASDAQ.

                                    Price
Quarter                        High       Low     Dividends
March 31, 1994                $46.75     $37.00    $.  20
December 31, 1993             $37.00     $36.25    $.  20
September 30, 1993            $36.50     $33.00    $.  20
June 30, 1993                 $35.25     $31.63    $.  20
March 31, 1993                $33.00     $27.00    $  .18

                  PART  - OTHER INFORMATION

Item 1. Legal Proceedings
   None

Item 2. Changes in Securities
   None

Item 3. Defaults Upon Senior Securities
   None

Item 4. Submission of Matters to a Vote of Security Holders

   The proposal to amend Article VI of the Corporation's
   Articles of Incorporation to authorize 12 Million shares of Common Stock having no par value was approved by the following vote:

   Shares Voted        Shares Voted        Shares Voted
      "For"             "Against"          "Abstaining"
    2,209,207            195,977              29,123


Item 5. Other Information
   None

Item 6. Exhibits and Reports on Form 8K
     a.) See page 16 for exhibits filed as part of this form
         10-Q.
     b.) A form 8K was filed by the Corporation dated January
         10, 1994, announcing the Corporation's intent to acquire all of the issued and outstanding shares of BMC
         Bancorp.

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       CBT Corporation



          Date:     May 12, 1994        /s/ William J. Jones
                                        William J. Jones
                                        President and CEO

          Date:     May 12, 1994        /s/ Eddie L. Holman
                                        Eddie L. Holman
                                        Vice President, Secretary
                                        and Principal Accounting
                                        Officer


                        EXHIBIT INDEX

                                              SEQUENTIALLY
                                              NUMBERED
NUMBER       DESCRIPTION                      PAGE

2(a)         Plan of Exchange and Share
             Exchange Agreement between CBT
             Corporation and Pennyrile
             Bancshares, Inc. is
             incorporated by reference to
             Appendix A-2 and A-1,
             respectively, of the
             Registration Statement on Form
             S-4 of CBT Corporation dated
             September 30, 1993.

3(a)         Articles of Incorporation of
             CBT Corporation incorporated by
             reference to Exhibit 3 of the
             Registration Statement on Form
             S-14 of CBT Corporation
             (Registration No. 2-83583).

3(b)         Articles of Amendment to
             Articles of Incorporation of
             CBT Corporation incorporated by
             reference to Exhibit 3(b) of
             the Form 10-K of CBT
             Corporation for the year ended
             December 31,1987.

3(c)         Articles of Amendment to
             Articles of Incorporation of
             CBT Corporation incorporated by
             reference to Exhibit 3(c) of
             the Form 10-K of CBT
             Corporation for the year ended
             December 31,1989.

3(d)         Articles of Amendment to
             Articles of Incorporation of
             CBT Corporation incorporated by
             reference to Exhibit 3(d) of
             the Form 10-K of CBT
             Corporation for the year ended
             December 31,1992.

3(e)         Articles of Amendment to               19
             Articles of Incorporation of
             CBT Corporation.

3(f)         Bylaws of CBT Corporation,
             incorporated by reference to
             Exhibit 3 to the registration
             State on Form S-14 of CBT
             Corporation (Registration No. 2-
             83583).

10(a)        **CBT Corporation 1986 Stock
             Option Plan incorporated by
             reference to Exhibit 4 of
             Registration Statement on Form
             S-8 of CBT Corporation
             (Registration No. 33-28512).

10(b)        **CBT Corporation 1993 Stock
             Option Plan incorporated by
             reference to Form 10-Q of CBT
             Corporation dated March 31,
             1993.

10(c)        ** Salary Continuance
             Agreement, incorporated by
             reference to Exhibit 10(c) of
             the Form 10-K of CBT
             Corporation for the year ended
             December 31,1990.

10(d)        ** Incentive Compensation
             Plans, incorporated by
             reference to Exhibit 10(d) of
             the Form 10-K of CBT
             Corporation for the year ended
             December 31,1990.

10(e)        Agreement to Purchase Assets
             and Assume Liabilities entered
             into with Union Planters
             Corporation and Security Trust
             Savings and Loan Association,
             incorporated by reference to
             Exhibit 10(e) of the Form 10-K
             if CBT Corporation for the year
             ended December 31, 1992.

21(a)        Subsidiaries of CBT
             Corporation, incorporated by
             reference to Exhibit 21 of the
             Form 10-K of CBT Corporation
             for  the year ended December
             31, 1993.

99(a)        Board of Directors
             authorization to repurchase up
             to 5% of the Corporation's
             outstanding common stock is
             incorporated by reference to
             Exhibit 28 on Form 10-Q of CBT
             Corporation for the period
             ending June 30, 1991 and August
             13,1991.

** Incentive Compensation Agreement