Form 10-Q
period 1994-06-30
CBT CORP /KY/
filed 1994-08-12
CIK 719227

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended June 30, 1994  Commission file number 0-16878


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

Yes      x                No               .


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                             Outstanding at August 10, 1994
     Common Stock, No Par Value        3,963,079


                         CBT CORPORATION


PART I.  FINANCIAL INFORMATION                                        PAGE NO.

     Item 1.       Financial Statements

          Consolidated Condensed Balance Sheeets for
          periods  ended  June 30, 1994, and  December  31,1993          3

          Consolidated Condensed Statements of Income
          for Three Months and Six Months Ended June 30,
          1994, and 1993                                                  4

          Consolidated Condensed Statements of Changes in
          Stockholders' Equity for Six Months Ended June 30,
          1994, and 1993                                                  5

          Consolidated Condensed Statements of Cash Flows
          for Six Months Ended June 30, 1994, and 1993                    6

          Notes to Consolidated Financial Statements                 7 - 11

     Item 2.   Management's Discussion and Analysis of
          Consolidated Condensed Financial Condition
          and Results of Operations                                  12 - 18

PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K                          19

CBT CORPORATION AND SUBSIDIARIES (unaudited) (audited)

CONSOLIDATED BALANCE SHEETS       June 30   December 31
($ in thousands)
                                     1994     1993
ASSETS
  Cash and due from banks           $32,482 $24,521
  Federal funds sold                     50  10,916
  Money market investments                -   2,010
      Total cash and cash            32,532  37,447
       equivalents

  Investment securities (fair
   value June 30, 1994-$48,590
   and December 31,1993-$49,250)     47,905  45,843
  Securities available for sale
   (fair value December 31,
   1993-$184,328)                   177,767 181,027
      Total investments             225,672 226,870

  Loans (net of unearned interest)  566,348 524,185
    Less allowance for credit       (11,649)(10,998)
     losses
      Loans, net                    554,699 513,187

  Premises and equipment, net        15,105  15,203
  Accrued interest receivable         5,621   5,489
  Other assets                        8,204   7,280
      Total assets                 $841,833 $805,476

LIABILITIES
  Deposits:
    Non-interest bearing            $66,322 $61,505
    Interest bearing                598,025 587,139
      Total deposits                664,347 648,644

  Short-term borrowings:
    Federal funds purchased and
     securities
      sold under agreements to       40,903  36,446
       repurchase
    Notes payable - U.S. Treasury     1,996   2,000
    Revolving lines of credit and     8,000   1,240
     other short-term borrowings
      Total short-term borrowings    50,899  39,686

  Long-term borrowings:
    FHLB advances                    22,950  16,961
    Other term debt                   5,115   5,115
       Total long-term borrowings    28,065  22,076

  Accrued interest payable            3,822   2,554
  Other liabilities                   4,231   3,804
      Total liabilities             751,364 716,764

STOCKHOLDERS' EQUITY
  Common stock, no par value,
authorized 12,000,000 shares;
issued and outstanding 3,963,079
as of June 30, 1994, and December
31, 1993                              4,100   4,100
  Capital surplus                    18,543  18,543
  Retained earnings                  69,891  66,069
  Unrealized loss on securities
available for sale,
    net of deferred tax             (2,065)       -
      Total stockholders' equity     90,469  88,712

      Total liabilities and        $841,833  $805,476
       stockholders' equity

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS
OF INCOME   (unaudited)   Three Months Ended        Six Months Ended
($ in thousands except          June 30                 June 30
per share data)
                           1994       1993      1994      1993
INTEREST INCOME
  Loans, including fees:
    Taxable             $12,248    $10,774   $23,777    $21,484

    Tax-exempt               79        104       163        197
  Investment securities:
    Taxable               2,631      2,545     4,965      5,386
    Tax-exempt              967        860     1,925      1,731
  Other interest income      75         68       192        142
      Total interest     16,000     14,351    31,022     28,940
       income

INTEREST EXPENSE
  Deposits                5,655      5,657    11,181     11,459
  Other borrowings          711        466     1,299        946
      Total interest      6,366      6,123    12,417     12,405
        expense
NET INTEREST INCOME       9,634      8,228    18,605     16,535

Provision for loan losses   384        403       695        779

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN      9,250      7,825    17,910     15,756
   LOSSES

NON-INTEREST INCOME
  Trust and investment      360        379       711        783
   advisory fees
  Service charges on        730        596     1,385      1,119
   deposit accounts
  Insurance commissions     245        194       459        365
  Investment securities     115         61       111         77
   gains
  Gain of sale of certain     -          -         -        553
   receivables
  Other                     354        414       712        779
      Total non-interest  1,804      1,644     3,378      3,676
       income

NON-INTEREST EXPENSE
  Salaries and employee   3,517      2,992     6,858      6,062
   benefits
  Net occupancy             243        350       490        673
  Depreciation and          447        396       854        762
   amortization
  Data processing           267        235       559        495
  Federal Deposit           365        335       731        670
   Insurance
  Bank shares tax           272        241       544        465
  Other                   1,920      1,449     3,620      2,857
    Total non-interest    7,031      5,998    13,656     11,984
     expense

INCOME BEFORE INCOME      4,023      3,471     7,632      7,448
 TAXES
Income tax expense        1,109        928     2,088      2,057

NET INCOME               $2,914     $2,543    $5,544     $5,391

PER COMMON SHARE:
    Net income            $0.74      $0.64     $1.40      $1.36
    Cash dividends        $0.22      $0.20     $0.42      $0.38

                                                         >
CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN              (unaudited)
STOCKHOLDERS' EQUITY
($ in thousands)
                                            Total Stockholders' Equity
Balance, December 31, 1993                             $88,712
Net income                                               5,544
Dividends on common stock                              (1,545)
Stock options exercised                                    158
Purchase of common stock                                 (335)
Net unrealized loss on securities available for        (2,065)
 sale, net of deferred tax
Balance June 30, 1994                                  $90,469

                                             Total Stockholders' Equity
Balance, December 31, 1992                             $80,750
Net income                                               5,391
Dividends on common stock                              (1,151)
Balance June 30, 1993                                  $84,990


CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH    Six months ended
FLOWS ($ in thousands)  (unaudited)               June 30
                                            1994         1993
OPERATING ACTIVITIES:
 Net income                                $5,544       $5,391
  Adjustments to reconcile net income to
  net cash provided by operating activities:
         Provision for loan losses            695          779
         Depreciation                         724          726
         Amortization                         130           18
         Amortization and accretion of        428        1,268
          securities
         Gain on sale of securities         (111)         (77)
         Gain on sale of fixed assets        (52)         (14)
         Changes in assets and liabilities:
            Accrued interest receivable     (132)          234
            Other assets                       60          270
            Accrued interest payable        1,268          698
            Dividends payable                   -         (51)
            Other liabilities                 427        1,430
    Net cash provided by operating          8,981       10,672
     activities

INVESTING ACTIVITIES:
  Proceeds from maturities of investment    1,328        4,091
   securities
  Proceeds from sales of securities        27,105       14,731
   available for sale
  Proceeds from maturities of securities    9,264       14,867
   available for sale
  Principal collected on mortgage-backed
   securities,including those classified
    as available for sale                  17,500       23,967
  Payment for purchases of securities     (57,495)     (40,635)
  Net increase in loans                   (42,207)     (27,661)
  Sale of finance receivables                   -        7,083
  Proceeds from sales of premises and         472           39
   equipment
  Payment for purchase of premises and     (1,046)        (677)
   equipment
    Net cash used in investing activities (45,079)      (4,195)

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits      15,703       (1,293)
  Net increase (decrease) in other short    3,413       (2,544)
   term borrowings
  Increase in FHLB advances                 5,989            -
  Proceeds from term debt                       -        2,000
  Payments on term debt                         -       (4,000)
  Cash advanced on revolving lines of       7,800            -
   credit
  Principal payments on revolving lines of      -       (6,203)
   credit
  Cash dividends paid                      (1,545)       (1,102)
  Stock options exercised                     158            -
  Purchase of common stock                  (335)            -
    Net cash provided by (used in)         31,183       (13,142)
     investing activities
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                         (4,915)      (6,665)
CASH AND CASH EQUIVALENTS, JANUARY 1       37,447       39,932
CASH AND CASH EQUIVALENTS, JUNE 30        $32,532      $33,267
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Cash paid during the six months period for:
    Interest                              $11,149      $11,707
    Federal income taxes                   $1,598       $2,123

                CBT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 1994

NOTE  1:   BASIS  OF  PRESENTATION  AND  SUMMARY  OF  SIGNIFICANT
ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1993.

Cash and Cash Equivalents
For purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and money market investments. Generally, federal funds are purchased and sold for one-day periods.

Income Taxes
The provision for income taxes in the interim periods has been calculated using the anticipated effective tax rate for the respective calendar year, taking into consideration certain tax exempt loan and investment income.

Effective January 1, 1993, the Corporation adopted SFAS No. 109. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The cumulative effect of the change in the method of accounting for income taxes was not material.

Per Common Share Data
Net income per common share is based on 3,963,079 shares outstanding during the six months and three months ended June 30, 1994, and year ended December 31, 1993, and 3,965,499 shares outstanding during the six months and three months ended June 30, 1993, in these interim financial statements. Common stock options are not included in net income per common share data since their effect is not significant.

Reclassifications
Certain   reclassifications   of   investments   securities   and
securities  available  for  sale  have  been  made  in  the  1993 financial statements to conform to the presentation of  the  1994 financial statements.

NOTE 2:   ACQUISITIONS

On May 31, 1994, CBT Corporation (CBT) of Paducah, Kentucky acquired 100% of the outstanding shares of common stock of BMC Bankcorp, Inc. (BMC). In the transaction, accounted for as a pooling of interests, BMC shareholders received two shares of CBT common stock for each one share of BMC common stock held. As a result of the exchange, CBT issued an additional 1,195,560 shares of common stock. Accordingly, the accompanying financial statements have been restated to include the accounts and operations of BMC for periods prior to the merger.

Separate results of the combining entities are as follows:

CBT CORPORATION
SCHEDULE OF ACQUISITIONS
($ in thousands)

                                       Three Months   Six Months
                                          Ended         Ended
                                         June 30       June 30
                                          1993           1993
Interest Income:
  CBT Corp as previously reported       $10,734       $21,700
  BMC Bankcorp                            3,617         7,240
    Total as restated                   $14,351       $28,940

Net Income:
  CBT Corp as previously reported        $1,890        $4,120
  BMC Bankcorp                              653         1,271
    Total as restated                    $2,543        $5,391


BMC  Bankcorp's net interest income and net income of  $3,606,036 and $937,788 respectively, for the five months ended May 31, 1994, are included in the Consolidated Statement of Income for the period ended June 30, 1994.

NOTE 3:  INVESTMENT SECURITIES
($ in thousands)
                                     June 30, 1994

                                    ESTIMATED
                        AMORTIZED   MARKET      GROSS UNREALIZED
                        COST        VALUE       GAIN        LOSS
U.S.  Treasury
 securities and
 obligations
 of  other U.S.            $4,712    $4,658       $28       $82
 Government agencies
State and political        43,073    43,822     1,773     1,024
 subdivisions
Other                         120       110         1        11
  Total securities        $47,905   $48,590    $1,802    $1,117

                                   December 31, 1993

                                    ESTIMATED
                        AMORTIZED   MARKET       GROSS UNREALIZED
                        COST        VALUE        GAIN        LOSS
U.S.  Treasury
 securities and
 obligations
 of  other U.S.            $4,499    $4,625      $126         -
 Government agencies
State and political        41,324    44,618     3,415       121
 subdivisions
Other                          20         7         -        13
  Total securities        $45,843   $49,250    $3,541      $134


Certain investment securities were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an estimated amortized cost and estimated fair value of approximately $17,825,455 and $18,079,440 respectively at period ended June 30, 1994.

NOTE 4:  SECURITIES AVAILABLE FOR SALE
($ in thousands)
                                     June 30, 1994

                                    ESTIMATED
                        AMORTIZED   MARKET       GROSS UNREALIZED
                        COST        VALUE        GAIN        LOSS
U.S.  Treasury
 securities and
 obligations
 of  other U.S.          $38,596   $38,117      $370      $849
 Government agencies
State and political        13,944    14,977     1,143       110
 subdivisions
Mortgage-backed           125,019   121,288       628     4,359
 securities
Other,                      3,385     3,385         -         -
  Total securities       $180,944  $177,767    $2,141    $5,318

                                   December 31, 1993

                                   ESTIMATED
                        AMORTIZED  MARKET      GROSS UNREALIZED
                        COST       VALUE       GAIN        LOSS
U.S.  Treasury
 securities and
 obligations
 of other U.S.            $40,750   $41,953    $1,250       $47
 Government agencies
State and political        15,246    17,035     1,812        23
 subdivisions
Mortgage-backed           122,364   123,431     1,481       414
 securities
Other                       2,667     2,668         1         -
  Total securities       $181,027  $185,087    $4,544      $484


Certain securities available for sale were pledged to secure deposits and securities sold under agreements to repurchase. These pledged securities had an estimated amortized cost and estimated fair value of approximately $95,442,013 and $94,694,352 respectively at period ended June 30, 1994.

NOTE 5:  LOANS
                                 June 30   December 31
($ in thousands)
                                   1994        1993

Commercial, industrial, and       $186,583    $180,426
 agricultural loans
Residential real estate loans      243,895     222,867
Installment loans                  145,836     130,457
    Total loans                    576,314     533,750
Unearned interest                    9,966       9,564
    Loans, net of unearned        $566,348    $524,186
     interest

NOTE 6:  PREMISES AND EQUIPMENT

                                 June 30   December 31
($ in thousands)
                                    1994        1993

Land                                $1,984      $2,084
Buildings and improvements          14,933      14,645
Furniture and equipment             10,173       9,627
Construction in progress               214         401

                                    27,304      26,757
Accumulated depreciation and        12,199      11,554
 amortization

  Total premises and equipment     $15,105     $15,203

NOTE 7:  DEPOSITS

SCHEDULE OF INTEREST BEARING
 DEPOSITS                         June 30   December 31
($ in thousands)
                                   1994        1993

NOW Accounts                      $116,537    $104,051
Money Manager Accounts              46,198      63,022
Individual Retirement Accounts      44,626      44,720
Savings                             44,092      43,905
Certificates of Deposit Under      277,074     271,519
 $100,000
Certificates of Deposit             69,498      59,922
 $100,000 and above
  Total Interest-bearing          $598,025    $587,139
   Deposits


                 PART I  - FINANCIAL INFORMATION


ITEM  2.    Management's  Discussion and  Analysis  of  Financial
            Condition and Results of Operations

General
CBT Corporation (the Corporation) is a bank holding company located in Paducah, Kentucky. The Corporation provides banking services through its banking subsidiaries, Citizens Bank & Trust (Citizens), Pennyrile Citizens Bank & Trust Company (Pennyrile), Bank of Marshall County (BOMC) and Graves County Bank (Graves). The Corporation also provides banking services through its savings bank, United Commonwealth Bank (UCB) and consumer finance services through its subsidiary Fidelity Credit Corporation
(FCC).

On May 31, 1994, the Corporation completed its merger with BMC Bankcorp, Inc., (BMC) the holding company of BOMC, Graves and UCB. At the time of the merger BMC had total assets of $216 million, deposits of $189 million and stockholders' equity of $23 million. This merger was accounted for as a pooling of interests; accordingly, all financial data has been adjusted for the effects of this acquisition.

CBT, through its subsidiaries, provides a full range of corporate and retail banking services, including the acceptance of checking, savings and time deposits; making of secured and unsecured loans to corporations, individuals and others; issuance of letters of credit and financial counseling for individuals and institutions. Interest income on loans provides the largest contribution to operating revenue.

Citizens and Pennyrile also provide a wide variety of personal and corporate trust and trust related services including serving as executor of estates; as trustee under testamentary and inter vivos trusts; as guardian of the estates of minors and incompetents; and as financial advisor to and custodian for individuals, corporations and others.

Citizens has eight offices located in McCracken County, Pennyrile has three offices located in Christian County, BOMC has three offices located in Marshall County, Graves has three offices located in Graves county and UCB has one office located in Calloway County. Fidelity, which is primarily a regional finance company has seventeen offices located in Kentucky.

Overview
Net income for the first six months of 1994, which was $5,544,000 or $1.40 per common share, was an increase of 2.8% over the $5,391,000 or $1.36 per common share for the first six months of 1993. Net income for the June 1994 quarter of $2,914,000 or $0.74 per common share, had a greater increase at 14.6% over the June 1993 quarter of $2,543,000 or $0.64 per common share. All figures prior to the merger with BMC have been adjusted to include the effects of this merger.

Net Interest Income
Net interest income, on a tax equivalent basis, is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest rate spread is the difference between the average rate of interest earned on average earning assets and the average rate of interest expensed on average interest bearing liabilities. The net interest margin is net interest income divided by average earning assets. For computational purposes, non-accrual loans are included in earning assets. The following schedule presents yields and rates on key components of interest income and interest expense. Also presented are the net interest spread and net interest margin for the first six months and second quarters of 1994 and 1993.

                                Quarter Ended   Six Months Ended
                                  June 30           June 30
                               1994    1993      1994    1993

   Yield on loans (including   8.99%   9.34%     8.96%   9.47%
    fees)
   Yield on investments        6.88%   6.77%     6.79%   6.95%
   Yield on other earning      5.84%   3.25%     4.52%   3.22%
    assets
      Yield on earning         8.35%   8.45%     8.28%   8.57%
       assets

   Rate on interest-bearing    3.83%   4.23%     3.81%   4.32%
    deposits
   Rate on other borrowings    3.85%   3.93%     3.77%   3.84%
      Rate on interest-        3.82%   4.20%     3.81%   4.28%
       bearing liabilities

        Net interest margin    5.11%   4.93%     5.04%   4.99%
         including fees

        Net interest spread    4.53%   4.25%     4.47%   4.29%


The Corporation's yield on earning assets declined 29 basis points from the first six months of 1993 to the first six months of 1994. Yields on earning assets have not fallen as far as rates in general because of two factors. One, loan growth has been strong over the last year, $77 million or 16.6%. Loan growth has accounted for almost all of the increase in earning assets. Loans are typically made at higher rates than securities which is the bulk of the remainder of earning assets. Consequently, an increase in loan balances increases the overall earning asset yield. The second factor effecting overall yields is that security yields are only down 16 basis points. This is due to the phenomena that as rates have increased over the last few months of 1994, mortgage paydowns have greatly decreased, causing decreased amortization on mortgage backed securities which make up a large portion of the security portfolio. The rates on other earning assets are of no material effect; other earning assets account for approximately 1% of total earning assets.

The rate for the Corporation's overall cost of funds has declined 47 basis points to 3.81% for the first six months of 1994. The largest factor in this decline has been time deposits repricing at lower levels; many high interest rate time deposits originated in prior years have been replaced at current years pricing, which although up over the last few months, is still below earlier periods.

Net interest spread increased 18 basis points from 4.29% in the first six months of 1993 to 4.47% in the first six months of 1994, due to the aforementioned items. Net interest margin, although up 5 basis points to 5.04%, did not increase by as much as the interest spread mainly because free funds (which can be thought of as a 0% deposit) contribute less to the margin in a lower interest rate environment.

For the second quarter of 1994, the yield on earning assets declined 10 basis points from last years second quarter, while the rate on interest bearing liabilities declined 38 basis points. The net interest margin and net interest spread increased over the June 1993 quarter by 18 basis points and 28 basis points respectively. The reasons for these changes follow the six months events as previously discussed.

Provision for Loan Losses
The provision for loan losses in the first half of 1994 declined $84,000 or 12% from 1993 figures. Citizens, (the lead bank) reduced its provision by half over the previous year, but increases were recorded at other business units, particularly FCC, which increased its provision due to growth in its receivables  and  higher  charge-offs.  The  allowance  for  loan losses has decreased from 2.20% of loans at June 30, 1993, to 2.06% of loans at June 30, 1994. This decrease is attributable to the large growth in loan volumes. Charge-off experience, the long-term driving factor behind provision expense, improved slightly from last year's levels. The net charge-off ratio for the first six months of 1994 is 0.02% of average net loans down from 0.03% for the same period of 1993. For the first half of 1994, annualized provision expense is at 0.26% of net loans compared with 0.29% in 1993.

The following is a progression of the allowance for loan losses:

                                        Six Months Ended
                                            June 30
   ($ in thousands)                    1994         1993

   Balance, beginning of period       $10,998     $10,022
   Provision for loan losses              695         779
   Adjustments related to purchases
    and sales of finance receivables        -        (177)
   Loans charged-off                     (287)       (281)
   Recoveries                             243         218
      Net charge-offs                     (44)        (63)
   Balance, end of period             $11,649     $10,561


In a quarterly comparison, net charge-offs for the June 1994 quarter were $45,000, while the June 1993 quarter net charge-offs were $21,000. Provision for loan losses for the June 1994 quarter followed the same downward trend as the year-to-date figures with a 5% decrease from last years second quarter total.

Non-Performing Assets
Non-performing assets are up slightly from last year's levels. Total non-performing assets at June 30, 1994 were $2.26 million compared with $1.64 million at June 30, 1993. The non-performing ratio at June 30, 1994, was 0.40%, versus 0.34% at the end of the same quarter of 1993. All of the increase can be traced to an increase in 90 day past due accounts at the lead bank. Half of the increase results from the 1993 numbers reflecting abnormally low 90 day past dues, while $350,000 of the increase is due to one credit which is expected to be resolved shortly, with no effect on net charge-offs.

The   accrual  of  interest income is reviewed for discontinuance when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest or, in the opinion of management, the interest is collectable.

The following table provides a summary of non-performing loans and other real estate owned:

                                 June 30   December 31   June 30
($ in thousands)                   1994        1993       1993

   Non-accrual loans              $1,284       $759    $1,075
   Accruing loans which are
    contractually past due           970        298       508
    90 days or more
   Other real estate owned             1        128        61
   Total non performing loans
    and other real estate owned   $2,255     $1,185    $1,644

   Non performing Loans and
    OREO to total loans and OREO    0.40%      0.23%     0.34%


CBT Corporation is in the process of developing its credit policy modeled after the policy of the lead bank, Citizens. The lead bank has a comprehensive internal credit review process to identify potential problem credits in a timely manner. Citizens, at June 30, 1994, has rated $6.1 million of credits as potential problems. These credits are not included in the schedule of non-performing assets above since the borrowers are servicing their loans in accordance with extablished repayment terms.

This credit reveiw process is being extended throughout the entire Corporation. Based on credit reviews done in conjunction with merger due diligence, and favorable delinquency ratios and non-performing loan levels, it is believed there are no material credit problems at the other banks.

Non-Interest Income
Non-interest income for the first six months of 1994 was $3,378,000 which was down $298,000 or 8.1% from the same period in 1993. The 1993 numbers, however included a gain on the sale of receivables in the amount of $553,000. This gain was a result of the sale of all Tennessee offices of FCC in a strategic move to concentrate expansion within Kentucky. With this gain excluded, non-interest income would have been up $255,000 or 8.2%. Six month trust and investment advisory fees were down $72,000 or 9.2% from year earlier figures. The 1993 trust income included the settlement of several large estates which is not comparable to 1994 settlements. Also, in the second quarter of 1994, a long-term strategic decision was made to change brokerage alliances. The Corporation began an affiliation with J.C. Bradford & Co., in an effort to expand the range of brokerage services it can offer its customers. The change in affiliation has resulted in slightly less brokerage income in the second quarter of 1994.

Non-interest income for the second quarter 1994 was up from the second quarter 1993 by $160,000. Although trust and investment advisory fees followed the same downward trend as the six months period 1994, service charges on deposit accounts, insurance commissions, and investments securities gains continued to increase over last years second quarter totals.

Non-Interest Expense
Non-interest expense for the first half of 1994 of $13,656,000 represents an increase of $1,672,000 or 14.0% over the same 1993 period. Of this increase, merger related expenses amounted to approximately $350,000. Quarterly comparison of non-interest expense shows a 17% increase of $1,033,000, over the June 1993 amount of $5,998,000. Salary related expenses year-to-date were up 13% or $796,000, with $277,000 of the increase resulting from the addition of approximately 21 extra headcount at FCC in connection with opening of new offices. Of the remaining increase in personnel expenses, most relate to the strengthening of management necessary to handle the Corporation's growing size. Other increases in non-interest expense are largely related to this growth.

Management   recognizes   that   non   interest   expenses    are
controllable; therefore in the third quarter of 1994, the Corporation expects to retain a management consulting firm to begin an efficiency study with goals of redesign, reducing non-interest expense and expanding revenue. It is expected that implementation of the plan will begin by 1995.





Income Taxes
Effective tax rates for the first six months of 1994 and 1993 were 27.35% and 27.62% of income before income taxes, respectively. The effective tax rate has fallen slightly as the effect of increased tax exempt assets have been slightly offset by non-deductible merger expenses. The Corporation adjusts for deferred taxes on a quarterly basis.

Liquidity
Liquidity represents a bank's ability to generate cash or otherwise obtain funds at a reasonable price to satisfy commitments to borrowers as well as demands of depositors. Loan and investment portfolios are managed to provide liquidity through maturity and marketability of those assets.

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

The liquidity of the Corporation depends primarily on the dividends paid to it as sole shareholder of its subsidiaries. In addition to dividends, another primary source of liquidity for the Corporation includes unused credit lines with correspondent banks. In addition to maintaining a satisfactory level of liquidity, management must control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves running detailed interest rate scenarios and determining the effect on net interest income under each scenario. Management also monitors the amount of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Corporation's one year cumulative ratio is within policy limits at .94% as of June 30, 1994.

All of the bank and savings bank subsidiaries of the Corporation are members of the Federal Home Loan Bank (FHLB) of Cincinnati. Members, based on certain criteria, are required to purchase common stock in the FHLB. This stock is redeemable at par and pays dividends on a quarterly basis. At June 30, 1994, total advances from the FHLB were $22,950,000. The Corporation through its subsidiaries has the ability to borrow in excess of $100 million based upon further stock purchase. Membership in the FHLB gives the member banks great flexibility in managing any future deposit runoff and allows the banks to more aggressively price deposit accounts without having significant liquidity concerns.

Capital Resources
Current regulatory guidelines for minimum capital requirements assign measures of credit risk to balance sheet and off-balance sheet exposure.

The following table summarizes the Corporation's capital ratios:

                                      Required  Actual
           June 30, 1994
                Leverage ratio            3%    10.75%
                Total risk-based          8%    16.61%
                 capital ratio

           December 31, 1993
                Leverage ratio            3%    11.01%
                Total risk-based          8%    16.22%
                 capital ratio

Management  is  currently  not aware of  any  recommendations  by regulatory  authorities  which,  if  implemented,  would  have  a
material   effect   on   the  Corporation's  liquidity,   capital
resources, or operations.

Market Data
At June 30, 1994, the Corporation had issued and outstanding 3,963,079 shares of common stock which was held by approximately 1,420 shareholders. Shareholders have received cash dividends per share of common stock quarterly in 1993 and thus far in 1994.

CBT  Corporation  common stock is traded  on  the  NASDAQ  Market
System under the symbol CBTC.

The  following table summarizes transactions in common stock  and
cash  dividends  declared in 1994 and 1993.   The  trading  price
information reflects the range of actual reported sales prices for CBT Corporation common stock as reported by NASDAQ.

                                            Price
    Quarter                        High     Low    Dividends
    June 30, 1994               $ 43.00 $ 39.00     $.22
    March 31, 1994                46.75   37.00      .20
    December 31, 1993             38.50   35.50      .20
    September 30, 1993            36.50   33.00      .20
    June 30, 1993                 35.25   31.63      .20


                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          a.)  A Form 8-K dated May 31, 1994, was filed by CBT
                  Corporation  reporting  the  results   of   the
                  acquisition of BMC Bancorp.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CBT CORPORATION


DATE:__________________________SIGNED:_____/s/ John E. Sircy______
                                          John E. Sircy
                                          Executive Vice President
                                          and Chief Operating Officer