Form 10-Q/A
period 1994-07-31
CBT CORP /KY/
filed 1994-09-13
CIK 719227

THIS CONFORMING PAPER FORMAT IS BEING SUBMITTED
            PURSUANT TO RULE 901(d) OF REGULATION S-T


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QA

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

Yes      1                No               .


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                               Outstanding at August 10, 1994
       Common Stock, No Par Value          3,963,079

        (There are 40 pages contained in this document.)

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K
          (a.) The exhibits set out on the Exhibit Index included as page 22 of this report are furnished as a part of this report.


           (b.) The following reports on Form 8-K were filed during the quarter ended June 30, 1994:

                 Form 8-K dated April 20, 1994, was filed by CBT
                 Corporation on April 23, 1994 reporting the preliminary operating results for CBT Corporation for the quarter ended March 31, 1994.

                 Form 8-K dated May 31, 1994 was filed by CBT
                 Corporation reporting the acquisition of BMC Bankcorp, Inc. The following financial statements were filed as a part of such report:

               FINANCIAL STATEMENTS OF BMC BANKCORP, INC.

                    Independent Auditor's Report

                    Consolidated Balance sheets for the years ended December 31, 1992, and 1993

                    Consolidated Statements of Income for the
                    years ended December 31, 1991, 1992, and
                    1993

                    Consolidated Changes in Stockholder's Equity for the years ended December 31, 1991, 1992, and 1993

                    Consolidated Statements of Cash Flows for the
                    years ended December 31, 1991, 1992, and
                    1993

                    Notes to Consolidated Financial Statements for the years ended December 31, 1991, 1992, and 1993

                    Consolidated Balance Sheets for the periods ended March 31, 1993, and 1994 (unaudited)


                    Consolidated Statements of Income for the periods ended March 31, 1993, and 1994 (unaudited)


          PRO  FORMA  CONSOLIDATED FINANCIAL STATEMENTS  OF CBT CORPORATION

                    Pro Forma Consolidated Balance Sheet for the period ended March 31, 1994 (unaudited)

                    Pro Forma Statements of Income for the years ended December 31, 1991, 1992, and 1993, and for the periods ended March 31, 1993, and 1994 (unaudited)


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CBT CORPORATION


DATE: September 6, 1994                  SIGNED: /s/ John E. Sircy
                                         John E. Sircy
                                         Executive Vice President
                                         and Chief Operating Officer

                          EXHIBIT INDEX

                                                               SEQUENTIALLY
                                                               NUMBERED
NUMBER         DESCRIPTION                                     PAGE

2              Agreement and Plan of Reorganization, Plan of
               Merger, and Stock Option Agreement,
               between CBT Corporation and BMC Bankcorp, Inc., each dated January 10, 1994 and are incorporated by reference to Exhibit 2 of Form 8-K of CBT Corporation dated January 10, 1994.

4(a)           Articles of Incorporation of CBT Corporation,
                     as amended.                                  24-40

4(b) By-Laws of CBT Corporation are incorporated by reference to Exhibit 3, to the Registration
               Statement on Form S-14, of CBT Corporation
               (Registration No. 2-83583).

10(a)               **CBT Corporation 1986 Stock Option Plan
               incorporated by reference to Exhibit 4, of
               Registration Statement on From S-8 of CBT
               Corporation (Registration No. 33-28512).

10(b)               **CBT Corporation 1993 Stock Option Plan
               incorporated by reference to Form 10-Q
               of CBT Corporation dated March 31, 1993.

10(c)               **Salary Continuance Agreement, incorporated
               by reference to Exhibit 10(c) of the Form 10-K
               of CBT Corporation for the year ended December
               31, 1990.

10(d)               **Incentive Compensation Plans, incorporated
               by reference to Exhibit 10(d) of the Form 10-K of
               CBT Corporation for the year ended December 31,
               1990.


10(e)               Agreement to Purchase Assets and Assume
               Liabilities dated February 1, 1993, among Union Planters
               Corporation, Security Trust Savings and Loan
               Association, and CBT Corporation is incorporated
               by reference to Exhibit 10(e) of the Form 10-K of
               CBT Corporation for the year ended December 31, 1992.


10(f)               Plan of Exchange and Share Exchange Agreement
               dated July 19, 1993, between CBT Corporation and
               Pennyrile Bancshares, Inc. are incorporated by
               reference to Exhibit 2, of the Registration
               Statement on Form S-4 of CBT Corporation dated
               September 30, 1993 [File No. 33-69644].

10(g)               Agreement and Plan of Reorganization and Plan
               of Merger dated January 10, 1994, between CBT
               Corporation, CBT Acquisition Corporation, and BMC
               Bankcorp, Inc. are incorporated by reference to
               Exhibits 2(a) and (b) of Form 8-K of CBT Corporation dated
               January 10, 1994.

**   Denotes management contracts or compensatory plans or
arrangements required to be filed as exhibits to this Form 10-Q.

                     ARTICLES OF INCORPORATION

                               OF

                         CBT CORPORATION


                            ARTICLE I

     The name of the Corporation shall be CBT Corporation.

                           ARTICLE II

     The principal office and place of business of the Corporation shall be located at 333 Broadway, in the City of Paducah, McCracken County, Kentucky, which shall also be its registered office, and the president of the Corporation, Patrick
J. Cvengros, whose address is 333 Broadway, Paducah, Kentucky, shall be its registered agent.

                           ARTICLE III

     The corporate purposes and powers and the nature of the business proposed to be transacted by the Corporation, and the purposes for which it is organized are as follows:

     1. To sell, convey, mortgage, pledge, lease, exchange, transfer and otherwise dispose of all or any part of its property and assets.

     2. To act as agent, broker, or attorney-in-fact for others for any purpose whatsoever.

     3. To purchase, take, receive, subscribe for and otherwise acquire, own, hold, vote, use, employ, sell, mortgage, discount, lend upon, pledge, hypothecate, and otherwise dispose of, use and deal in and with, shares and any and all other interests in promissory notes, bills of exchange, trade acceptances and other obligations of itself or other corporations (whether domestic or foreign), associations, partnerships or individuals, firms, trusts or persons, public or private, and direct or indirect obligations of the United States or any other governmental instrumentality, as owner thereof, and to possess and exercise all the rights, powers and privileges of ownership and to do any and all acts and things necessary or advisable for the preservation, protection, improvement and enhancement in value thereof.

     4. To purchase, lease, or otherwise acquire, sell and exchange real estate, as well as to hold, develop, mortgage and convey real estate in any state of the United States, and to purchase, lease, or otherwise acquire all kinds of personal property in this state or in any other state of the United States which the corporation may deem necessary for the purpose of its business.

     5. To acquire, hold, possess, use, occupy and enjoy all real and personal property, goods, chattels, necessary for the transaction of its business, or which may be pledged or conveyed to it as security for any debt, judgment or decree, and sell and convey or otherwise dispose thereof as a natural person, or as provided by law.

     6. To purchase or otherwise acquire, hold, sell, pledge, transfer or otherwise dispose of, and to re-issue or cancel the shares of its own capital stock or any securities or other obligations of the Corporation in the manner and to the full extent now or hereafter permitted by the Laws of the Commonwealth of Kentucky.

     7. To pay pensions and establish pension plans, pension trusts, profit sharing plans, stock bonus plans, stock option plans, and other incentive plans for any or all of its directors, officers and employees.

     8. To enter into, make, perform and carry out contracts of every kind with persons, firms, associations, corporations, private, public or municipal or body politic, and with the government of the United States, or with the government of any state.

     9. To acquire, in whole or in part the stock, assets, property, rights and goodwill of any corporation, association, partnership or individual and to assume and agree to pay the whole or any part of the liabilities and obligations of the transferor.

     10. To such extent as a corporation organized under the Kentucky Business Corporation Act of the Kentucky Revised Statutes may now or hereafter lawfully do, either as principal or agent, and either alone or in connection with other corporations, firms or individuals to do all and everything necessary, suitable, convenient or proper for, or in connection with, or incident to, the accomplishment of any of the purposes, or the attainment of any one or more of the objects herein enumerated, or designed directly or indirectly to promote the interests of the corporation, or to enhance the value of its properties, and, in general, to do any and all things and exercise any and all powers, rights and privileges which a corporation may now or hereafter be organized to do, or to exercise under the Kentucky Business Corporation Act or under any laws amendatory thereof, supplemental thereto, or substituted therefor, and to do any or all of the things hereinabove set forth to the same extent as natural persons might or could do.

     The foregoing clauses shall be construed as powers, as well as objects and purposes, and the matters expressed in each clause shall, unless herein otherwise expressly provided, be in no way limited by references to or inference from the terms of any other clause, but shall be regarded as independent objects, purposes and powers, and the enumeration of specific objects, purposes and powers shall not be construed to limit or restrict in any manner the meaning of general terms or the general powers of the Corporation; nor shall the expression of one thing be deemed to exclude another not expressed, although it be of like nature.

     11. To do all and everything necessary, suitable, convenient, or proper for the accomplishment of any of the purposes or the attainment of any one or more of the objects herein enumerated in connection with the transaction of a general banking and trust business, or incidental to the powers herein enumerated for which, at any time, it may appear conducive or expedient for the protection and benefit of this corporation, either as holder of or interested in any property or otherwise, with all the powers now or hereafter conferred under the laws of Kentucky upon like corporations.

     12. To make and accept charges or commissions for any and all services.


     13. To engage in the transaction of any and all lawful business for which corporations may be incorporated under the laws of Kentucky, including, but not limited to, acquiring, purchasing, owning and controlling firms, businesses, associations, companies and corporations of every description, including but not limited to, banking corporations, and to exercise any and all powers that corporations have and may now or hereafter experience under the Kentucky Business Corporation Act, whether or not specifically enumerated herein.

                           ARTICLE IV

     The duration of the corporation shall be perpetual.

                            ARTICLE V

     The maximum indebtedness of the corporation shall be unlimited within the limits of the law. The Board of Directors of the Corporation may, from time to time, distribute to its stockholders out of capital surplus of the Corporation, a portion of its assets in cash or property.

                           ARTICLE VI

     The amount of authorized capital stock of the corporation is 600,000 common shares of no par value.

     The corporation will not issue fractional shares, but will handle any fraction of a share according to the law of Kentucky.

                           ARTICLE VII

     Without the prior affirmative vote of not less than 67 percent of the outstanding common shares at a meeting of the corporation's stockholders, the corporation shall not become a party to, or enter into (i) any sale, exchange, lease, transfer or other disposition (in a single transaction or a series of related transactions), of all or substantially all of the business or assets of the Corporation, or (ii) any merger or consolidation of the Corporation into or with any other corporation, or (iii) any amendment, alteration or repeal of this
Article VII.

                          ARTICLE VIII

     The affairs of the corporation shall be managed and conducted by a Board of Directors of not less than five nor more than twenty-five. At each annual meeting the shareholders shall elect directors to hold office until the next annual meeting and until their successors are elected, qualified and accept office. The affairs of the corporation are to be managed and conducted by the initial board of eleven directors, the names and addresses of which are as follows:

     E. M. Bailey                  3949 Pines Road
                                   Paducah, Kentucky

     William R. Black              300 North 38th Street
                                   Paducah, Kentucky

     Irving P. Bright, Jr.         701 Windsor Woods Court
                                   Paducah, Kentucky

     Patrick J. Cvengros           124 Cardinal Lane
                                   Paducah, Kentucky

     A. B. Fendley                 100 Country Club Lane
                                   Paducah, Kentucky

     Howard Z. Gray                4050 Magnolia Drive
                                   Paducah, Kentucky

     Louis D. Myre, M.D.           4005 Pines Road
                                   Paducah, Kentucky

     Marshall E. Nemer             429 Minerva Place
                                   Paducah, Kentucky

     T. A. Paxton                  898 Friedman Lane
                                   Paducah, Kentucky

     Robert P. Petter              4230 Blandville Road
                                   Paducah, Kentucky

     Allan R. Rhodes               417 South Fourth Street
                                   Paducah, Kentucky

     1. The number of directors may be increased or decreased within the limits herein specified from time to time in the manner prescribed in the By-Laws of the corporation, but no decrease shall have the effect of shortening the term of any incumbent director.

     2. A majority of the Board of Directors shall be necessary to constitute a quorum for the transaction of business except as to those items which require a larger number in the By-Laws or by law.

     3. Regular meetings of the Board of Directors shall be held as prescribed in the By-Laws of the corporation.

     4. The Board of Directors shall have the power to fix the compensation of and to prescribe the duties of the officers of the corporation and to make, and from time to time alter or amend, all By-Laws that may be proper for the general regulation of the business of the corporation.

                           ARTICLE IX

     The private property of directors and shareholders shall not be subject to debts of the corporation.

                            ARTICLE X

     Except as set forth in Article VII hereof, the corporation reserves the right to amend, alter or repeal any provision of these Articles in the manner now or hereafter prescribed bylaw.


                           ARTICLE XI

     The name and address of the incorporator is Patrick J.
Cvengros, 333 Broadway, Paducah, Kentucky.

     IN TESTIMONY WHEREOF, witness the signatures of the incorporator, this 28th day of February, 1983.

                              Patrick J. Cvengros
                              PATRICK J. CVENGROS, INCORPORATOR



STATE OF KENTUCKY        )
                         :  ss.
COUNTY OF McCRACKEN      )

     I, a Notary Public, in and for the State and County aforesaid, do hereby certify that the foregoing Articles of Incorporation of CBT Corporation, were this day produced before me in the State and County aforesaid, and were signed and acknowledged by Patrick J. Cvengros, as the Incorporator thereof, to be his free act and voluntary deed.

     Witness my hand and Notarial Seal this 28th day of February, 1983.
     My commission expires: June 17, 1984

                              Carol S. Sloan
                              NOTARY PUBLIC



                      ARTICLES OF AMENDMENT
                               TO
                    ARTICLES OF INCORPORATION
                               OF
                         CBT CORPORATION


     Patrick J. Cvengros, President, and Howard Z. Gray, Secretary, of CBT CORPORATION, a Kentucky corporation, with its principal office located at 333 Broadway, Paducah, Kentucky, do hereby certify that a meeting of the holders of the shares of the said corporation entitled to vote on the proposal to amend the Articles of Incorporation thereof, as contained in the following resolution, was duly called upon notice of the specific purpose and held on the 20th day of March, 1984, at which meeting a quorum of the shareholders of the corporation were present in person or by proxy; and that by affirmative vote of a majority of the shares, the following resolution was adopted to amend the Articles of Incorporation of CBT Corporation:

     BE IT RESOLVED, that Article VI of the Articles of
Incorporation of
     CBT Corporation, filed and recorded March 1, 1983, be and the same is hereby amended in its entirety to read as follows:

                           ARTICLE VI

          The amount of the presently authorized capital stock of the corporation is 600,000 common shares of no-par value.
     By appropriate action of the Board
     of Directors followed by a vote of approval of the stockholders at the annual meeting of the corporation, March 20, 1984, the corporation's authorized capital stock was increased by an additional 600,000 of common shares of no-par value, making a total of authorized capital stock of the corporation of 1,200,000 of no-par value.

          The corporation will not issue fractional shares, but will handle any fraction of a share according to the law of Kentucky.

     IN WITNESS WHEREOF, said Patrick J. Cvengros, President, and
Howard Z. Gray, Secretary, of CBT Corporation, have hereunto subscribed their names on this the 27th day of March 1984.

                                   Patrick J. Cvengros
                                   PATRICK J. CVENGROS, PRESIDENT

                                   Howard Z. Gray
                                   HOWARD Z. GRAY, SECRETARY




STATE OF KENTUCKY        )
                         :  ss.
COUNTY OF McCRACKEN      )

     I, Carol S. Sloan, a Notary Public, in and for the county and state aforesaid, hereby certify that the foregoing Articles of Amendment were this day produced before me in my county and state aforesaid and were signed and acknowledged before me by PATRICK J. CVENGROS and HOWARD Z. GRAY who declared that they are the president and secretary, respectively, of CBT Corporation; that they signed the foregoing document as president and secretary on behalf of the corporation for all the purposes therein contained and according to law; and that the statements contained therein are true.

     Given under my hand and seal of office on this the 27th day of March, 1984.


                              Carol S. Sloan
                              NOTARY PUBLIC
                              McCRACKEN COUNTY, KENTUCKY

My commission expires:
June 17, 1984





                      ARTICLES OF AMENDMENT
                               TO
                    ARTICLES OF INCORPORATION
                               OF
                         CBT CORPORATION

     Patrick J. Cvengros, President, and David W. Newell, Secretary, of CBT CORPORATION, a Kentucky corporation, with its principal office located at 333 Broadway, Paducah, Kentucky, do hereby certify that a meeting of the holders of the shares of the said corporation entitled to vote on the proposal to amend the Articles of Incorporation thereof, as contained in the following resolution, was duly called upon notice of the specific purpose and held on the 17th day of March, 1987, at which meeting a quorum of the shareholders of the corporation were present in person or by proxy; and that by affirmative vote of a majority of the shares, the following resolution was adopted to amend the Articles of Incorporation of CBT Corporation:

     BE IT RESOLVED, that The Board of Directors of CBT
Corporation recommends to the corporation's stockholders that
Article VI of the Articles of Incorporation of CBT Corporation, filed and recorded April 24, 1984, be amended in its entirety to read as follows:

                           ARTICLE VI

          The amount of the presently authorized capital stock of the corporation is 1,200,000 common shares of no-par value. By appropriate action of the Board of Directors followed by a vote of approval of the stockholders at the annual meeting of the corporation, March 17, 1987, the corporation's authorized capital stock be, and it is increased by an additional 1,200,000 common shares of no-par value, making a total of authorized capital stock of the corporation of 2,400,000 common shares of no-par value.

          The corporation will not issue fractional shares, but will handle any fraction of a share according to the law of Kentucky.

     IN WITNESS WHEREOF, said Patrick J. Cvengros, President, and
David W. Newell,
Secretary, of CBT Corporation, have hereunto subscribed their names on the 31st day of March, 1987.

                                   Patrick J. Cvengros
                                   PATRICK J. CVENGROS, PRESIDENT

                                   David W. Newell
                                   DAVID W. NEWELL, SECRETARY




     I, Carol S. Sloan, a Notary Public, in and for the county and state aforesaid, hereby certify that the foregoing Articles of Amendment were this day produced before me in my county and state aforesaid, and was signed and acknowledged before me by PATRICK J. CVENGROS and DAVID W. NEWELL who declared that they are the president and secretary, respectively, of CBT Corporation; that they signed the foregoing document as president and secretary on behalf of the corporation for all the purposes therein contained and according to law; and that the statements contained therein are true.

     Given under my hand and seal of office on this the 31st day of March, 1987.


                              Carol S. Sloan
                              NOTARY PUBLIC
                              McCRACKEN COUNTY, KENTUCKY

My commission expires:
June 17, 1988



                      ARTICLES OF AMENDMENT
                               TO
                    ARTICLES OF INCORPORATION
                               OF
                         CBT CORPORATION

     Patrick J. Cvengros, President, and David W. Newell, Secretary of CBT Corporation, a Kentucky corporation with its principal offices located at 333 Broadway, Paducah, Kentucky, do hereby certify that the Board of Directors of CBT Corporation at its regular meeting January 19, 1989, unanimously adopted a resolution recommending to the stockholders of the corporation to consider and approve an amendment to the Articles of Incorporation to include an new Article XII. The test of Article XII as presented to the stockholders for adoption is set forth as follows:

                           ARTICLE XII

     No director of the corporation shall be personally liable to
the corporation or its   stockholders for monetary damages for a
breach of his duties as a director except for liability:
          (a) for any transaction in which the director's personal financial interest is in conflict with the financial interest of the corporation or its stockholders;
          (b) for acts or omissions not in good faith or which involve intentional misconduct or are known to the director to be a violation of law;
          (c) for distributions made in violation of the Kentucky Revised Statutes; or
          (d) for any transaction from which the director derives an improper personal benefit.
          If the Kentucky Revised Statutes are amended after approval by the stockholders of this Article to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the corporation shall be eliminated or limited to the fullest extent permitted by the Kentucky Revised Statutes, as so amended. Any repeal or modification of this Article XII by the stockholders of the corporation shall not adversely affect any right or protection of a director of the corporation existing at the time of such repeal or modification.

     We further certify that at the time of the annual meeting of the stockholders of CBT Corporation held at the corporation's principal offices April 18, 1989, the corporation had authorized and outstanding 1,681,092 shares, all of which were entitled to vote. At the meeting shareholders voting in person or by proxy were 1,556,616 shares voting on the proposed amendment. The shareholders approved the amendment by a vote of 1,488,166 shares voting for the amendment and 68,450 voting against the amendment.

     IN WITNESS WHEREOF, said Patrick J. Cvengros, President, and
David W. Newell, Secretary, of CBT Corporation, have hereunto subscribed their names on the 2nd day of May, 1989.



                                   Patrick J. Cvengros
                                   PATRICK J. CVENGROS, PRESIDENT

                                   David W. Newell
                                   DAVID W. NEWELL, SECRETARY



     I, Carol S. Sloan, a Notary Public, in and for the county and state aforesaid, hereby certify that the foregoing Articles of Amendment were this day produced before me in my county and state aforesaid, and was signed and acknowledged before me by PATRICK J. CVENGROS and DAVID W. NEWELL who declared that they are the president and secretary, respectively, of CBT Corporation; that they signed the foregoing document as president and secretary on behalf of the corporation for all the purposes therein contained and according to law; and that the statements contained therein are true.

     Given under my hand and seal of office on this the 2nd day of May, 1989.



                              Carol S. Sloan
                              NOTARY PUBLIC
                              McCRACKEN COUNTY, KENTUCKY

My commission expires:
7-18-92



                  ARTICLES OF AMENDMENT TO THE
                  ARTICLES OF INCORPORATION OF
                         CBT CORPORATION

     Pursuant to KRS 271B.10-060, the undersigned corporation executes these articles of amendment to its articles of incorporation:

     (A)  The name of the corporation is CBT Corporation.
     (B) The following amendment to the articles of incorporation was adopted by the shareholders of the corporation on April 2, 1992, in the manner prescribed by the Kentucky
Business Corporation Act:

          The amount of authorized capital stock of the Corporation is presently 2,400,000 Common Shares having no par value. By appropriate action of the Board of Directors on March 18, 1992, and upon vote and approval of the stockholders at the Corporation's Annual Meeting on April 21, 1992, the authorized capital stock is increased to 4,000,000
          Common Shares having no par value.

          The Corporation will not issue fractional shares, but will handle any fraction of a share according to the law of Kentucky.

     (C) The designation, number of outstanding shares, number of votes entitled to be cast by each voting group entitled to vote separately on the amendment, and number of votes of each voting group indisputably represented at the meeting, were as follows:

Designation of      Number of Out-      Number of Votes       Number of Votes
Voting Group        standing Shares     Entitled to be Cast   Represented at Meeting
Common Stock            1,681,092         1,681,092              1,503,520

     (D) The total number of undisputed votes cast for the amendment by the sole voting group was 1,459,647. The number cast for the amendment by the voting group was sufficient for approval by the voting group.

     IN WITNESS WHEREOF, the undersigned duly authorized officer has executed these articles of amendment on this the 5th day of May, 1992.

                                   CBT CORPORATION

                                   By:  William J. Jones
                                        WILLIAM J. JONES,
                                        President

                                   By:  Eddie L. Holman
                                        EDDIE L. HOLMAN,
                                        Secretary




     I, Carol S. Sloan, a Notary Public, in and for the county and state aforesaid, hereby certify that the foregoing Articles of Amendment were this day produced before me in my county and state aforesaid, and was signed and acknowledged before me by WILLIAM J. JONES and EDDIE L. HOLMAN, who declared that they are the president and secretary, respectively, of CBT CORPORATION; that they signed the foregoing document as president and secretary on behalf of the corporation for all the purposes therein contained and according to law; and that the statements contained therein are true.

     Given under my hand and seal of office on this the 5th day of May, 1992.



                              Carol S. Sloan
                              NOTARY PUBLIC


My commission expires:
7-18-92



                      ARTICLES OF AMENDMENT
                             TO THE
                    ARTICLES OF INCORPORATION
                               OF
                         CBT CORPORATION


     Pursuant to the provisions of KRS 271B.10-060, the undersigned corporation executes these Articles of Amendment to its Articles of Incorporation:

     FIRST:    The name of the corporation is CBT Corporation.

     SECOND:   Amendments to Article VI of the Articles of
Incorporation [i] to increase to 6,000,000 the number of shares of authorized capital stock and [ii] to eliminate existing preemptive rights on the capital stock, were adopted by the shareholders of the corporation in the manner prescribed by the Kentucky Business Corporation Act. The text of Article VI of the corporation's articles of incorporation, as amended, is as follows:

                           ARTICLE VI

          The amount of authorized capital stock of the Corporation is 6,000,000 common shares of no par value. Shareholders of the Corporation shall not have a preemptive right to acquire additional shares of the Corporation's common stock.

          The Corporation will not issue fractional shares, but will handle any fraction of a share according to the law of Kentucky.

     THIRD:    The amendments do not provide for an exchange,
reclassification or classification or cancellation of issued shares.

     FOURTH:   The date of the adoption of the amendments by the
shareholders of the corporation was April 20, 1993.

     FIFTH: The designation and number of outstanding shares, the number of votes entitled to be cast by the sole voting group entitled to vote separately on the amendments, and the number of votes of the sole voting group indisputably represented at the meeting is as follows:

     Designation              Number of Votes        Number of Votes
        and                   Entitled to be          Indisputably
     Number of                  Cast by Sole            Represented
  Outstanding Shares            Voting Group           at the Meeting

  2,521,638 shares                 2,521,638               2,310,989
   Common Stock

     SIXTH:    The total number of undisputed votes cast by the
sole voting group for the amendment to increase the number of shares to authorized capital stock was 2,006,533. The number cast for the amendment by the sole voting group was sufficient for approval by that voting group.

     The total number of undisputed votes cast by the sole voting group for the amendment to eliminate existing preemptive rights was 1,890,543. The number cast for the amendment by the sole voting group was sufficient for approval by that voting group.

          Dated as of the  7  day of May, 1993.

                                        CBT CORPORATION


                                        By William J. Jones
                                        William J. Jones, President


                      ARTICLES OF AMENDMENT
                             TO THE
                    ARTICLES OF INCORPORATION
                               OF
                         CBT CORPORATION

     Pursuant to the provisions of KRS 271B.10-060, the undersigned corporation executes these Articles of Amendment to its Articles of Incorporation:

     FIRST:  The name of the corporation is CBT Corporation.

     SECOND: An amendment to Article VI of the Articles of Incorporation to increase to 12,000,000 the number of shares of authorized capital stock was adopted by the shareholders of the corporation in the manner prescribed by the Kentucky Business Corporation Act. The test of Article VI of the corporation's articles of incorporation, as amended, is as follows:

                           ARTICLE VI

          The amount of authorized capital stock of the Corporation is 12,000,000 common shares of no par value.
     Shareholders of the Corporation shall not have a preemptive right to acquire additional shares of the Corporation's common stock.

          The Corporation will not issue fractional shares, but will handle any fraction of a share according to the law of Kentucky.

     THIRD: The amendment does not provide for an exchange, reclassification or cancellation of issued shares.

     FOURTH: The date of the adoption of the amendment by the shareholders of the corporation was April 19, 1994.

     FIFTH: The designation and number of outstanding shares, the number of votes entitled to be cast by the sole voting group entitled to vote separately on the amendment, and the number of votes of the sole voting group indisputably represented at the meeting is as follows:

     Designation              Number of Votes          Number of Votes
        and                    Entitled to be           Indisputably
     Number of                  Cast by Sole              Represented
Outstanding Shares              Voting Group             at the Meeting

2,767,519 shares                 2,767,519                 2,428,307
Common Stock

     SIXTH: The total number of undisputed votes cast by the sole voting group for the amendment was 2,209,207. The number cast for the amendment by the sole voting group was sufficient for approval by that voting group.



     Dated as of the 27th day of May, 1994.

                                        CBT CORPORATION

                                        By  William J. Jones
                                            William J. Jones, President


_______________________________
Page: 1
1