Form 10-Q
period 1994-09-30
CBT CORP /KY/
filed 1994-11-10
CIK 719227

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                              FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended September 30, 1994  Commission file number 0-16878


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

	Class                                       	Outstanding at October 26, 1994
	Common Stock, No Par Value                   7,926,158




                          CBT CORPORATION


               PART I.  FINANCIAL INFORMATION					PAGE NO.

 Item 1.       Financial Statements

 Consolidated Balance Sheets for periods ended
 September 30, 1994, and December 31, 1993           3

 Consolidated Statements of Income for Three
 Months and Nine Months Ended September 30,
 1994, and 1993                                      4

 Consolidated Statements of Changes in Stockholders'
 Equity for Nine Months Ended September 30,
 1994, and 1993                                      5

 Consolidated Statements of Cash Flows
 for Nine Months Ended September 30, 1994, and 1993  6

 Notes to Consolidated Financial Statements          7 - 11

 Item 2.	Management's Discussion and Analysis of
 Consolidated Financial Condition and Results
 of Operations                                       12 - 18


 PART II.  OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K            19




 CBT CORPORATION AND SUBSIDIARIES                (unaudited)       (audited)
 CONSOLIDATED BALANCE SHEETS ($ in thousands)    September 30     December 31
                                                    1994             1993
 ASSETS
 Cash and due from banks                              $26,574         $24,521
 Federal funds sold                                     3,800          10,916
 Money market investments                                   -           2,010
 Total cash and cash equivalents                       30,374          37,447

 Investment securities (fair value September 30,
 1994 - $47,332 and December 31, 1993 - $49,250)       47,611          45,843
 Securities available for sale (fair value
 December 31, 1993 - $184,328)                        167,183         181,027
 Total investments                                    214,794         226,870

 Loans (net of unearned interest)                     602,515         524,185
 Less allowance for credit losses                     (11,900)        (10,998)
 Loans, net                                           590,615         513,187

 Premises and equipment, net                           15,502          15,203
 Accrued interest receivable                            5,654           5,489
 Other assets                                           7,603           7,280
 Total assets                                        $864,542        $805,476

LIABILITIES
 Deposits:
 Non-interest bearing                                 $68,445         $61,505
 Interest bearing                                     596,424         587,139
 Total deposits                                       664,869         648,644

 Short-term borrowings:
 Federal funds purchased and securities
 sold under agreements to repurchase                   27,926          36,446
 Notes payable - U.S. Treasury                          2,000           2,000
 Revolving lines of credit and other
 short-term borrowings                                  9,073           1,263
 FHLB advances                                         36,490              39
 Total short-term borrowings                           75,489          39,748

 Long-term borrowings:
 FHLB advances                                         17,897          16,922
 Other term debt                                        5,069           5,092
 Total long-term borrowings                            22,966          22,014

 Accrued interest payable                               4,035           2,554
 Other liabilities                                      5,553           3,804
 Total liabilities                                    772,912         716,764

 STOCKHOLDERS' EQUITY
 Common stock, no par value,
 authorized 12,000,000 shares;
 issued and outstanding 7,926,158 shares                4,100           4,100
 Capital surplus                                       18,543          18,543
 Retained earnings                                     72,120          66,069
 Unrealized loss on securities available for sale,
 net of deferred tax                                   (3,133)              -
 Total stockholders' equity                            91,630          88,712

 Total liabilities and stockholders' equity          $864,542        $805,476


 CBT CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME    Three Months Ended    Nine Months Ended
 ($ in thousands except per share data)  September 30          September 30
 (unaudited)                            1994      1993        1994      1993

 INTEREST INCOME
 Loans, including fees:
 Taxable                             $13,484   $11,051     $37,261   $32,535
 Tax-exempt                               50        89         213       286
 Investment securities:
 Taxable                               2,739     2,527       7,704     7,913
 Tax-exempt                              910       901       2,835     2,632
 Other interest income                    14       117         206       240
 Total interest income                17,197    14,685      48,219    43,606

 INTEREST EXPENSE
 Deposits                              5,877     5,747      16,995    17,205
 Other borrowings                        965       473       2,264     1,419
 Total interest expense                6,842     6,220      19,259    18,624

 NET INTEREST INCOME                  10,355     8,465      28,960    24,982
 Provision for credit losses             359       250       1,054     1,029

 NET INTEREST INCOME AFTER
 PROVISION FOR CREDIT LOSSES           9,996     8,215      27,906    23,953

 NON-INTEREST INCOME
 Trust and investment advisory fees      232       321         943     1,104
 Service charges on deposit accounts     702       632       2,087     1,751
 Insurance commissions                   256       171         715       536
 Investment securities gains (losses)   (271)       56        (160)      133
 Gain on sale of certain receivables       -         -           -       553
 Other                                   286       337         998     1,116
 Total non-interest income             1,205     1,517       4,583     5,193

 NON-INTEREST EXPENSE
 Salaries and employee benefits        3,456     3,140      10,314     9,202
 Net occupancy                           228       329         718     1,002
 Depreciation and amortization           412       387       1,266     1,139
 Data processing                         276       266         835       764
 Supplies                                171       165         543       494
 Federal Deposit Insurance               367       337       1,098     1,007
 Bank shares tax                         273       241         817       706
 Other                                 1,747     1,454       4,995     3,978
 Total non-interest expense            6,930     6,319      20,586    18,292

 INCOME BEFORE INCOME TAXES            4,271     3,413      11,903    10,854
 Income tax expense                    1,161       952       3,249     3,009

 NET INCOME                           $3,110    $2,461      $8,654    $7,845

 PER COMMON SHARE:
 Net income                           $  .39    $  .31       $1.09    $  .99
 Cash dividends                       $  .11    $  .10       $ .32    $  .29


 CBT CORPORATION AND SUBSIDIARIES
 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 ($ in thousands)                                 Total Stockholders' Equity

 Balance, December 31, 1993                                          $88,712
 Net income                                                            8,654
 Dividends on common stock                                            (2,417)
 Stock options exercised                                                 171
 Purchase of common stock                                               (357)
 Unrealized loss on securities available for sale,
 net of deferred tax                                                  (3,133)
 Balance September 30, 1994                                          $91,630

                                                  Total Stockholders' Equity

 Balance, December 31, 1992                                          $80,751
 Net income                                                            7,845
 Dividends on common stock                                            (1,657)
 Purchase of common stock                                                (58)
 Balance September 30, 1993                                          $86,881


 CBT CORPORATION AND SUBSIDIARIES                  Nine Months Ended
 CONSOLIDATED STATEMENTS OF CASH FLOWS                September 30
 ($ in thousands)                                  1994         1993

 OPERATING ACTIVITIES:
 Net income                                       $8,654      $7,845
 Adjustments to reconcile net income to
 net cash provided by operating activities:
 Provision for credit losses                       1,054       1,029
 Depreciation                                      1,085       1,098
 Amortization                                        182          41
 Amortization and accretion of securities            537       1,053
 Loss (gain) on sale of securities                   160        (133)
 Gain on sale of fixed assets                        (59)        (12)
 Changes in assets and liabilities:
 Accrued interest receivable                        (165)          1
 Other assets                                      1,180      (2,375)
 Accrued interest payable                          1,481       1,495
 Dividends payable                                     -         (51)
 Other liabilities                                 1,749       1,076
 Net cash provided by operating activities        15,858      11,067
 INVESTING ACTIVITIES:
 Proceeds from maturities of
 investment securities                             2,118      14,127
 Proceeds from sales of securities
 available for sale                               42,073      18,930
 Proceeds from maturities of securities
 available for sale                                9,764       7,574
 Principal collected on mortgage-backed
 securities, including those classified
 as available for sale                            20,309      44,953
 Payment for purchases of securities             (67,703)    (83,762)
 Net increase in loans                           (78,482)    (40,436)
 Purchase of loans                                     -      (9,085)
 Sale of finance receivables                           -       7,083
 Proceeds from sales of premises and equipment       482          39
 Payment for purchase of premises and equipment   (1,807)     (2,180)
 Net cash used in investing activities           (73,246)    (42,757)
 FINANCING ACTIVITIES:
 Net increase (decrease) in deposits              16,225      (7,737)
 Assumption of deposits                                -      61,860
 Net decrease in other short term borrowings      (8,520)     (7,267)
 Increase in FHLB advances                        37,426       2,000
 Proceeds from term debt                               -         115
 Payments on other term debt                         (23)     (4,000)
 Cash advanced on revolving lines of credit        9,300       1,000
 Principal payments on revolving lines of
 credit                                           (1,490)     (7,000)
 Cash dividends paid                              (2,417)     (1,606)
 Stock options exercised                             171           -
 Purchase of common stock                           (357)        (58)
 Net cash provided by investing activities        50,315      37,307
 NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 (7,073)      5,617
 CASH AND CASH EQUIVALENTS, JANUARY 1             37,447      39,932
 CASH AND CASH EQUIVALENTS, SEPTEMBER 30         $30,374     $45,549

 SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
 Cash paid during the year for:
 Interest                                        $17,778     $17,129
 Federal income taxes                             $2,751      $3,113



                    CBT CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                          SEPTEMBER 30, 1994

 NOTE 1:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

 BASIS OF PRESENTATION
 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1993.

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

 PER COMMON SHARE DATA
 Net income per common share is based on 7,926,158 shares outstanding during the nine months and three months ended September 30, 1994, and 7,930,198 shares outstanding during the nine months ended and 7,928,598 during the three months ended September 30, 1993. Common stock options are not included in net income per common share data since their effect is not significant. All share and per share information reflects the Corporation's 2-for-1 stock split on common shares in September, 1994.


 RECLASSIFICATIONS
 Certain reclassifications have been made in the 1993 financial statements to conform to the presentation of the 1994 financial statements.

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

 Separate results of the combining entities are as follows:

                                               ($ in thousands)
                                 Three Months Ended         Nine Months Ended
                                    September 30               September 30
                                        1993                       1993
 Interest Income:
 CBT Corp as previously reported           $10,967                   $32,648
 BMC Bankcorp                                3,718                    10,958
 Total as restated                         $14,685                   $43,606

 Net Income:
 CBT Corp as previously reported            $1,755                    $5,868
 BMC Bankcorp                                  706                     1,977
 Total as restated                          $2,461                    $7,845

 BMC Bankcorp's net interest income and net income of $3,606,000 and $938,000 respectively, for the five months ended May 31, 1994, are included in the Consolidated Statement of Income for the nine month period ended September 30, 1994.


 NOTE 3:  INVESTMENT SECURITIES

                                              ($ in thousands)
                                             September 30, 1994
                                              ESTIMATED
                                 AMORTIZED      MARKET       GROSS UNREALIZED
                                   COST         VALUE       GAIN       LOSS
 U.S.  Treasury securities
 and obligations of  other
 U.S. Government agencies           $4,807      $4,752        $33         $88
 State and political
 subdivisions                       42,804      42,580      1,192       1,416
 Other                                   0           0          0           0
 Total securities                  $47,611     $47,332     $1,225      $1,504


                                             December 31, 1993
                                              ESTIMATED
                                  AMORTIZED     MARKET       GROSS UNREALIZED
                                   COST         VALUE       GAIN       LOSS
 U.S.  Treasury securities
 and obligations of  other
 U.S. Government agencies          $4,499      $4,625        $126           -
 State and political
 subdivisions                      41,324      44,618       3,415        $121
 Other                                 20           7           -          13
 Total securities                 $45,843     $49,250      $3,541        $134

 Certain investment securities were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $17,697,000 and $17,728,000 respectively at September 30, 1994.


 NOTE 4:  SECURITIES AVAILABLE FOR SALE

                                              ($ in thousands)
                                             September 30, 1994
                                              ESTIMATED
                                  AMORTIZED     MARKET      GROSS  UNREALIZED
                                   COST         VALUE      GAIN        LOSS

 U.S. Treasury securities
 and obligations of other
 U.S. Government agencies         $42,838     $41,968       $155       $1,025
 State and political
 subdivisions                      13,944      14,798        977          123
 Mortgage-backed securities       108,113     103,307        349        5,155
 Other                              7,108       7,110          3            1
 Total securities                $172,003    $167,183     $1,484       $6,304


                                              December 31, 1993
                                              ESTIMATED
                                  AMORTIZED     MARKET      GROSS  UNREALIZED
                                   COST         VALUE      GAIN        LOSS

 U.S.  Treasury securities
 and obligations of other
 U.S. Government agencies         $40,750     $41,953     $1,250          $47
 State and political
 subdivisions                      15,246      17,035      1,812           23
 Mortgage-backed securities       122,364     123,431      1,481          414
 Other                              2,667       2,668          1            -
 Total securities                $181,027    $185,087     $4,544         $484

 Certain investment securities were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $88,013,000 and $88,534,000 respectively at September 30, 1994.

 NOTE 5:  LOANS
                                         September 30     December 31
 ($ in thousands)                            1994             1993

 Commercial, industrial,
 and agricultural loans                      $221,648        $180,426
 Residential real estate loans                249,563         222,867
 Installment loans                            141,409         130,457
 Total loans                                  612,620         533,750
 Unearned interest                             10,105           9,565
 Loans, net of unearned interest             $602,515        $524,185


 NOTE 6:  PREMISES AND EQUIPMENT
                                         September 30     December 31
 ($ in thousands)                            1994             1993

 Land                                          $1,954          $2,084
 Buildings and improvements                    15,038          14,645
 Furniture and equipment                       10,410           9,627
 Construction in progress                         618             401
 Accumulated depreciation
 and amortization                              12,518          11,554
 Total premises and equipment                 $15,502         $15,203


 NOTE 7:  INTEREST BEARING DEPOSITS
                                         September 30     December 31
 ($ in thousands)                            1994             1993

 NOW accounts                                 $99,327        $104,051
 Money Manager accounts                        56,285          63,022
 Individual retirement accounts                44,773          44,720
 Savings                                       43,487          43,905
 Certificates of deposit under $100,000       281,532         271,519
 Certificates of deposit $100,000 and above    71,020          59,922
 Total interest-bearing deposits             $596,424        $587,139



               PART I  - FINANCIAL INFORMATION

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL
 CBT Corporation (the Corporation) is a bank holding company located in Paducah, Kentucky. The Corporation provides banking services through its banking subsidiaries, Citizens Bank & Trust (Citizens), Pennyrile Citizens Bank & Trust Company (Pennyrile), Bank of Marshall County (BOMC) and Graves County Bank (Graves). The Corporation also provides banking services through its savings bank, United Commonwealth Bank (UCB) and consumer finance services through its Citizens subsidiary, Fidelity Credit Corporation (FCC).

 On May 31, 1994, the Corporation completed its merger with BMC Bankcorp, Inc., (BMC) the holding company of BOMC, Graves and UCB. At the time of the merger BMC had total assets of $216 million, deposits of $189 million, and stockholders' equity of $23 million. This merger was accounted for as a pooling of interests; accordingly, all financial data has been adjusted for the effects of this acquisition.

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

 Citizens has eight offices located in McCracken County, Pennyrile has three offices located in Christian County, BOMC has three offices located in Marshall County, Graves has three offices located in Graves County and UCB has one office located in Calloway County. FCC, which is primarily a regional finance company, has eighteen offices located in Kentucky.


 OVERVIEW
 Net income for the first nine months of 1994 of $8,654,000 or $1.09 per common share, is an increase of 10.3% over $7,845,000 or $0.99 per common share for the first nine months of 1993. Net income for the third quarter 1994 of $3,110,000 or $0.39 per common share represents an increase of 26.4% over third quarter 1993 net income of $2,461,000 or $0.31 per common share. All figures prior to the merger with BMC have been adjusted to include the effects of this merger.

 NET INTEREST INCOME
 Net interest income, on a tax equivalent basis, is the difference between interest earned on earning assets and interest expensed on interest bearing liabilities. The net interest rate spread is the difference between the average rate of interest earned on average earning assets and the average rate of interest expensed on average interest bearing liabilities. The net interest margin is net interest income divided by average earning assets.
 For computational purposes, non-accrual loans are included in earning assets. The following schedule presents yields and rates on key components of interest income and interest expense. Also presented are net interest spread and net interest margin for the first nine months and third quarters of 1994 and 1993.

                                  Three Months Ended     Nine Months Ended
                                     September 30          September 30
                                    1994        1993      1994        1993

 Yield on loans (including fees)   9.25%       9.09%     9.06%       9.35%
 Yield on investments              6.92%       7.03%     6.85%       6.82%
 Yield on other earning assets     6.05%       3.85%     4.10%       3.22%
 Yield on earning assets           8.59%       8.76%     8.38%       8.47%

 Rate on interest-bearing
 deposits                          3.97%       4.04%     3.93%       4.22%
 Rate on other borrowings          4.62%       3.47%     4.07%       3.62%
 Rate on interest-bearing
 liabilities                       4.05%       3.99%     3.94%       4.17%
 Net interest margin
 (including fees)                  5.24%       4.82%     5.11%       4.94%
 Net interest spread               4.54%       4.77%     4.44%       4.30%

 The Corporation's yield on earning assets declined 9 basis points from the first nine months of 1993 to the first nine months of 1994. Net interest margin and spread increased because the drop in yield on earning assets decreased less than the decrease in the rate on interest bearing liabilities. Two major factors are behind this. First, loan growth as measured by year to date averages for the first nine months of 1994 is up $83.4 million or 17.7% over comparable 1993 figures. Loan growth has been greater than earning asset growth of $81.1 million or 11.5% for the same periods. Loans are typically made at higher rates, with the result that as the relative percentage of loans to earning assets has increased, earning asset yield is higher holding all other factors constant. Secondly, security yields have remained strong (up 3 basis points from 1993) because as general interest rates have increased in the last year, mortgage paydowns have greatly decreased, causing decreased amortization on mortgage backed securities which make up a large portion of the security portfolio. Rates on other earning assets are of no material effect; other earning assets account for approximately 1% of total earning assets.

 The rate for the Corporation's overall cost of funds has declined 23 basis points to 3.94% for the first nine months of 1994. The decline is less than the decline observed for the 3 months ended June 30, as the positive effect of time deposits originating in earlier years repricing at lower levels has been lessened by recent increases in pricing on transaction accounts and time deposits (as compared to rates paid earlier in the year).


 Net interest spread increased 14 basis points from 4.30% in the first nine months of 1993 to 4.44% in the first nine months of 1994, and net interest margin is up 17 basis points to 5.11%, due to the aforementioned items.

 For the third quarter of 1994, yield on earning assets declined 17 basis points from last year's third quarter, while the rate on interest bearing liabilities increased 6 basis points. Net interest margin increased over the third quarter of 1993 by 42 basis points, while net interest spread decreased by 23 basis points. Rate on interest bearing liabilities is up as the Corporation has funded some of its recent loan growth with expensive (relative to 1993) other borrowings as its deposit growth has not increased fast enough to cover the large loan growth. The decline in spread is attributable to the relatively expensive other borrowings increase in the third quarter. Net interest margin however, increased due to the large increase in free funds.

 PROVISION FOR CREDIT LOSSES
 The provision for credit losses in the first three quarters of 1994 increased $25,000 or 2.43% from 1993 figures. Citizens, (the lead bank) reduced its provision by half over the previous year, but increases were recorded at other business units, particularly FCC, which increased its provision due to growth in its receivables and higher charge-offs. The allowance for credit losses has decreased from 2.15% of loans at September 30, 1993, to 1.98% of loans at September 30, 1994. This decrease is attributable to the large growth in loan volumes. Charge-off expreience, the long-term driving factor behind provision expense, remained at low levels. For the first nine months of 1994, annualized provision expense is at 0.25% of net loans compared with 0.29% in 1993.

 The following is a progression of the allowance for credit losses:

                                                    Nine Months Ended
                                                      September 30
 ($ in thousands)                                 1994           1993

 Balance, beginning of period                   $10,998        $10,022
 Provision for credit losses                      1,054          1,029
 Adjustments related to purchases
 and sales of finance receivables                     -           (177)
 Loans charged-off                                 (472)          (457)
 Recoveries                                         320            383
 Net charge-offs                                    152             74
 Balance, end of period                         $11,900        $10,800

 Net charge-offs for the third quarter of 1994 were $108,000 compared with $11,000 in the third quarter of 1993. Even though this represents an increase, both numbers are small in relation to loan balances. Third quarter 1994 annualized net charge-offs to net loans is 0.07%. Third quarter 1994 provision for credit losses increased $109,000 or 43.6% chiefly at FCC, driven by growth in receivables as a result of its expansion into new geographic markets.

 NON-PERFORMING ASSETS
 Non-performing assets remain at favorable levels. Total non-performing assets at September 30, 1994 were $1.49 million compared with $1.29 million at September 30, 1993. The non-performing ratio at September 30, 1994, was 0.25%, versus 0.26% at September 30, 1993.

 The accrual of interest income is reviewed for discontinuance when a loan becomes 90 days past due. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest or, in the opinion of management, the interest is collectable.

 The following table provides a summary of non-performing loans and other real estate owned:

                                   September 30   December 31   September 30
 ($ in thousands)                     1994           1993          1993

 Non-accrual loans                       $  865       $  758          $  979
 Accruing loans which are
 contractually past due
 90 days or more                            618          342             311
 Other real estate owned                      7          128               3
 Total non performing loans
 and other real estate owned             $1,490       $1,228          $1,293

 Non performing Loans and OREO to
 total loans and OREO                     0.25%        0.23%           0.26%


 The lead bank of the Corporation, Citizens, has a comprehensive internal credit review process for the early detection of potential problem credits. Citizens, at September 30, 1994, rated $6.2 million of credits as potential problems. These credits are not included in the schedule of non-performing assets above since the borrowers are servicing their loans in accordance with established repayment terms.

 This internal credit review process is being extended throughout the entire Corporation. Based on credit reviews, external regulatory examinations, and favorable delinquency ratios and non-performing loan levels, it is believed there are no material potential credit problems at the other units.

 NON-INTEREST INCOME
 Non-interest income for the first nine months of 1994 of $4,583,000 was $610,000 or 11.8% lower than the first nine months of 1993. $293,000 of the difference is due to the $160,000 in security losses taken in 1994 as compared to the $133,000 in security gains booked in 1993. Gains were taken in 1993 to better take advantage of an anticipated rise in interest rates. The security losses taken in 1994 reflect securities sold at a loss used to fund loan growth. 1993 numbers included a one-time gain on the sale of receivables in the amount of $553,000. This gain was a result of the sale of all Tennessee offices of FCC in a strategic move to concentrate expansion within Kentucky. With this gain excluded and security transactions excluded, non-interest income would have been up $236,000 or 5.2%. Trust and investment advisory fees for the first three quarters of 1994 were down $161,000 or 14.6% from year earlier figures. The 1993 trust income included fees from the settlement of several large estates. Also, in the second quarter of 1994, a long-term strategic decision was made to change brokerage alliances. The Corporation began an affiliation with J. C. Bradford & Co., in an effort to expand the range of brokerage services it can offer its customers. Due to the switch in affiliations, slightly less brokerage income was realized in the second and third quarters of 1994. This decline was more than offset by year-to-date increases over last year in service sharges of $336,000 or 19.2%, which was due to larger deposits and higher service charge schedules, coupled increased insurance commissions of $179,000 or 33.3%.

 Non-interest income for the third quarter 1994 was down from the third quarter 1993 by $312,000. For reasons outlined above, 1993 numbers included $56,000 in security gains while 1994 numbers included $271,000 in security losses. Excluding these security transactions, non-interest income essentially flat, up $15,000 or 1.0%. Increases in service charges and insurance commissions balanced out the lower trust and investment advisory fee revenues.

 NON-INTEREST EXPENSE
 Non-interest expense for the first nine months of 1994 of $20,586,000 represents an increase of $2,294,000 or 12.5% over the same 1993 period. Of this increase, merger related expenses amounted to approximately $300,000. Salary related expenses for the first nine months of 1994 were up $1,112,000 or 12.1% compared to the same periods in 1993 as headcount has increased and the Corporation has positioned itself for future expansion with the addition of several new management personnel. Other components of non-interest expense were up largely in line with increased asset growth and inflation.

 Third quarter 1994 non-interest expense of $6,930,000 was up $611,000 or 9.7% from third quarter 1993 levels. Salary related expenses increased $316,000 or 10% for the same reason as year-to-date increases. Other non-interest expenses increased third quarter 1994 to third quarter 1993 also due to asset growth and inflation.

 Management recognizes that non-interest expenses are controllable. In the third quarter of 1994, the Corporation retained a management consulting firm to conduct a study with goals of redesigning core processes, reducing non-interest expense, and expanding revenue. Although most of the implementation of the plan will be in 1995, some changes are already being introduced.

 INCOME TAXES
 Effective tax rates for the first nine months of 1994 and 1993 were 27.29% and 27.72% of income before income taxes, respectively. The effective tax rate has fallen slightly as the effect of increased tax exempt assets have been slightly offset by non-deductible merger expenses. The Corporation adjusts for deferred taxes on a quarterly basis.

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

 The liquidity of the Corporation depends primarily on the dividends paid to it as sole shareholder of its subsidiaries. In addition to dividends, another primary source of liquidity for the Corporation includes unused credit lines with correspondent banks. In addition to maintaining a satisfactory level of liquidity, management must control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves running detailed interest rate scenarios and determining the effect on net interest income under each scenario. Management also monitors the amount of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Corporation's one year cumulative ratio is within policy limits at 1.01% as of September 30, 1994.

 All of the bank and savings bank subsidiaries of the Corporation are members of the Federal Home Loan Bank (FHLB) of Cincinnati. Members, based on certain criteria, are required to purchase common stock in the FHLB. This stock is redeemable at par and pays dividends on a quarterly basis. At September 30, 1994, total advances from the FHLB were $54,387,000. The Corporation, through its subsidiaries, has the ability to borrow additional funds based upon further stock purchase. Membership in the FHLB gives the member banks great flexibility in managing any future deposit runoff and allows the banks to more aggressively price deposit accounts without having significant liquidity concerns.

 CAPITAL RESOURCES
 Current regulatory guidelines for minimum capital requirements assign measures of credit risk to balance sheet and off-balance sheet exposure.

 The following table summarizes the Corporation's capital ratios:

                                                    Well
                                     Required   Capitalized   Actual
 September 30, 1994
   Leverage ratio                        4%          5.5%     10.35%
   Tier 1 ratio                          4%          6%       15.49%
   Total risk-based capital ratio        8%         10%       16.74%

 December 31, 1993
   Leverage ratio                        4%          5.5%     11.01%
   Tier 1 ratio                          4%          6%       14.97%
   Total risk-based capital ratio        8%         10%       16.22%

 Management is currently not aware of any recommendations by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.


 MARKET DATA
 At September 30, 1994, the Corporation had issued and outstanding 7,926,158 shares of common stock which was held by approximately 1,430 shareholders. Shareholders have received cash dividends per share of common stock quarterly in 1993 and thus far in 1994.

 CBT Corporation common stock is traded on the NASDAQ National Market under the symbol CBTC. The Corporation's common stock began trading on the National Market during the third quarter of 1994; previously it had been traded on the NASDAQ Small-Cap Market.

 The following table summarizes transactions in common stock and cash dividends declared in 1994 and 1993. The trading price information reflects the range of actual reported sales prices for CBT Corporation common stock as reported by NASDAQ.

                                          Price
 Quarter                            High         Low       Dividends

 September 30, 1994              $ 22.75     $ 20.75       $   .11
 June 30, 1994                     21.50       19.50           .11
 March 31, 1994                    23.38       18.50           .10
 December 31, 1993                 19.25       17.75           .10
 September 30, 1993                18.25       16.50           .10



                      PART II - OTHER INFORMATION

 Item 1.     	Legal Proceedings
             	None

 Item 2.      Changes in Securities
             	None

 Item 3.      Defaults Upon Senior Securities
             	None

 Item 4.      Submission of Matters to a Vote of Security Holders
              None

 Item 5.      Other Information
             	None

 Item 6.     	Exhibits and Reports on Form 8-K
             	(a.) The exhibits set out on the Exhibit Index included
              as page 22 of this report are furnished as a part of this report.
             	(b.) No reports on Form 8-K were filed during the quarter ended September 30, 1994.




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      	CBT CORPORATION

 DATE:   November 8, 1994              SIGNED:   /s/ John E. Sircy
                                                 John E. Sircy
                                                 Executive Vice President
                                                 and Chief Operating Officer


                            EXHIBIT INDEX

 NUMBER   		DESCRIPTION

 4(a) Articles of Incorporation of CBT Corporation, as amended are incorporated by reference to
            Exhibit 4(a), of Amended Form 10-Q of CBT
		         	Corporation dated September 6, 1994.

 4(b) By-Laws of CBT Corporation are incorporated by reference to Exhibit 3, to the Registration
            Statement on Form S-14, of CBT Corporation
            (Registration No. 2-83583).

 10(a)      **CBT Corporation 1986 Stock Option Plan
           	incorporated by reference to Exhibit 4, of Registration Statement on Form S-8 of CBT
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



                               EXHIBIT 27

               Financial Data Schedules of CBT Corporation
                  (submitted only in electronic format)