Form 10-Q/A
period 1994-09-30
CBT CORP /KY/
filed 1994-12-20
CIK 719227

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                              FORM 10-Q/A


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

                                      	CBT CORPORATION

 DATE:   December 19, 1994             SIGNED:   /s/ John E. Sircy
                                                 John E. Sircy
                                                 Executive Vice President
                                                 and Chief Operating Officer


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