Form 10-K
CBT CORP /KY/
filed 1995-03-27
CIK 719227

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-K

__X__ Annual Report Pursuant to Section 13 or 15(d) of the
      Securities and Exchange Act of 1934 (Fee Required). For the fiscal year ended December 31, 1994

      OR

_____ Transition Report Pursuant To Section 13 or 15(d) of The  Securities
      Exchange Act of 1934.  For the Transition Period From ______TO______.

                   COMMISSION FILE NUMBER 0-16878

                           CBT CORPORATION
         (Exact name of registrant as specified in charter)

       KENTUCKY                                   61-1030727
       (State or other jurisdiction of            (IRS Employer
       of incorporation or organization)          Identification No.)

                    333 BROADWAY, PADUCAH, KY  42001
               (Addresses of principal executive offices)

  Registrant's telephone number, including area code:   (502) 575-5100


Securities registered pursuant to Section 12(b) of the Act:
                                                  Name on each exchange
          Title of each class                     on which registered
               NONE                                    NONE


Securities registered pursuant to Section 12(g) of the Act:

                 COMMON STOCK, NO PAR VALUE PER SHARE
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__NO____

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

State the aggregate market value of the voting stock held by non affiliates of the registrant - at March 10, 1995, $194,272,016. Indicate the number of shares outstanding of each of the issuer's classes of common stock - as of March 10, 1995, 7,970,134 shares.

Documents incorporated by reference:
Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated herein by reference to Parts I and II of this Report. Portions of the registrant's Proxy Statement dated March 7, 1995 are incorporated by reference to Part III of this Report.

                      This filing contains 65 pages.

                         TABLE OF CONTENTS

PART I                                                        PAGE
Item 1.  Business                                               3
Item 2.  Properties                                             9
Item 3.  Legal Proceedings                                     10
Item 4.  Submission of Matters to a Vote of Security Holders   10

PART II
Item 5.  Market for the Registrant's Common Stock
         and Related Stockholder Matters                       10
Item 6.  Selected Financial Data                               10
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   10
Item 8.  Financial Statements and Supplementary Data           11
Item 9.  Changes In and Disagreements with Accountants
         on Accounting and Financial Disclosure                11

PART III
Item 10. Directors and Executive Officers of the Registrant    11
Item 11. Executive Compensation                                11
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                            11
Item 13. Certain Relationships and Related Transactions        11

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                           11

SIGNATURES                                                     13

EXHIBIT INDEX                                                  15

PART I
ITEM 1.  BUSINESS

CBT Corporation ("CBT"), is a bank and thrift holding corporation, registered under the Bank Holding Company Act of 1956 ("the Act"), as amended, and the Home Owners Loan Act ("HOLA"). It was organized under the laws of the Commonwealth of Kentucky in March, 1983. CBT maintains its principal headquarters in Paducah, Kentucky. It is the parent company of four banks, the Bank of Marshall County ("BMC"), Citizens Bank & Trust Company ("Citizens"), Graves County Bank ("GCB"), and Pennyrile Citizens Bank and Trust Company ("PCB"), one thrift, United Commonwealth Bank, FSB ("UCB"), and a consumer finance company, Fidelity Credit Corporation ("FCC"). CBT provides financial services, principally in the Western Kentucky geographic area and surrounding areas, through its banking and non-banking subsidiaries.
In the financial services business, CBT faces competition from banks, savings and loan associations, consumer finance companies, insurance companies, credit unions, brokerage houses and other financial and quasi-financial institutions. Some of the competing financial institutions have capital and resources in excess of the capital and resources of CBT.

On May 31, 1994, CBT acquired BMC Bankcorp, Inc. ("BMC Bankcorp"), the parent company of BMC, GCB and UCB, by issuing 2,391,120 shares of its common stock in exchange for all the shares of BMC Bankcorp stock. The exchange was accounted for as a "pooling of interests". In 1994, BMC Bankcorp, Inc. was merged into CBT thereby making CBT the direct owner of BMC, GCB and UCB. BMC Bankcorp was also owner of a subsidiary, BMC Bankcorp Realty & Investment, Inc. ("BMC Realty") which was dissolved in 1994. BMC Realty's only activity was to purchase and hold for resale a building which was sold in 1993. BMC Realty had no material impact on the operations of CBT.

On November 30, 1993, CBT acquired Pennyrile Bancshares, Inc., the parent company of PCB, by issuing 492,070 shares of its common stock in exchange for all the issued and outstanding shares of Pennyrile Bancshares, Inc.
The exchange was accounted for as a "pooling of interests".   Pennyrile
Bancshares, Inc. was merged into CBT in 1994.

At December 31, 1994, CBT had total consolidated assets of $875.1 million, total loans net of unearned interest of $616.0 and total stockholders' equity of $91.3 million.

CBT's subsidiary banks, savings bank, and consumer finance company operate 39 offices throughout the region. At December 31, 1994, CBT had 416 full time equivalent employees.

In August 1994, CBT employed the consulting firm of Alex Sheshunoff Management Services, Inc. ("ASMS") to help redesign its core processes to better serve customers and inprove efficiency within existing operations. As part of this process, beginning in 1995, many operational functions previously performed by bank personnel will now be performed by holding company personnel. CBT expects to recoup these incurred costs through management fees from the subsidiaries. Such fees are subject to approval by the various regulatory agencies.


CITIZENS BANK AND TRUST COMPANY

Citizens was authorized to commence business in 1888 and conducts a general banking business encompassing most of the services, both commercial and consumer, which banks may lawfully provide, including the acceptance of demand, savings, and time deposits; the making of commercial, consumer, mortgage and credit card loans; personal and corporate trust services, safe deposit facilities, and correspondent banking services.
While primarily serving customers in the Paducah and McCracken County area, Citizens' market area also includes several other counties in Western Kentucky and nearby Southern Illinois. In September, 1993 Citizens completed the purchase of all the assets and the assumption of all the liabilities of three McCracken County branches of Security Trust Federal Savings and
Loan Association.  In the transaction, Citizens assumed approximately
$62.2 million in deposits, acquired approximately $4.2 million in loans, premises and equipment and other assets and received approximately $58 million in cash. Of the three branches, the business of two branches were consolidated with existing Citizens branches with the premises being sold in the first quarter of 1994. The remaining branch, in a strategic area of McCracken County, has been converted into a full service branch of Citizens. At December 31, 1994, before intercompany eliminations, Citizens had total assets of approximately $581.9 million.

Citizens conducts business in its principal office at 333 Broadway, Paducah, Kentucky and in 7 branch locations located within McCracken county. In addition to the branch network, Citizens has 5 automated teller machines ("ATMs") located throughout McCracken County. Citizens plans to remodel three existing branch locations in 1995 and add ATMs to some of its existing locations.

Citizens is also the sole shareholder of Fidelity Credit Corporation, described below.


FIDELITY CREDIT CORPORATION

In July 1984, CBT acquired 100% of the outstanding common stock of Fidelity Credit Corporation ("FCC"), a consumer finance company.
In April 1993, ownership of FCC was transferred to Citizens.

FCC, a Kentucky corporation, engages in the business of making consumer loans, both secured and unsecured. FCC operates under the Consumer Loan Act and Industrial Loan Act of Kentucky. In addition to its corporate office in Paducah, FCC operates 21 offices throughout Kentucky.
FCC operated 6 offices in Tennessee until February 18, 1993 when these offices, representing assets of $6.1 million, were sold to a consumer finance company located in Dallas, Texas.

FCC's operations are primarily financed by short and long-term borrowings from two regional institutions. In 1994, Citizens provided a portion of FCC's short-term funding. CBT guaranteed a portion of FCC's borrowings from the other regional institutions. December 31, 1994, before inter-company eliminations, FCC had total assets of approximately $26.2 million.

PENNYRILE CITIZENS BANK AND TRUST COMPANY

Pennyrile Citizens Bank and Trust Company, organized in 1976, is a commercial bank located in Hopkinsville and Christian County, Kentucky. PCB offers a wide array of financial products and services to individuals and businesses primarily located in Christian County, Kentucky. At December 31, 1994, before intercompany eliminations, PCB had total assets of approximately
$59.2 million.

PCB's principal office is located at 2800 Fort Campbell Boulevard in Hopkinsville. In addition, PCB has two branches located within Christian County, including a new branch opened in January 1994, and provides services similar to that of Citizens. Two of the offices have on-site ATMs.


BANK OF MARSHALL COUNTY

BMC, organized in 1903, is a full service commercial bank which provides services similar to that of Citizens. BMC's principal office is located in Benton, Kentucky and it has two branches located Draffenville and Gilbertsville, Kentucky. The main office and Draffenville locations feature on premises ATMs. BMC also operates one other off premise ATM.
At December 31, 1994, before intercompany eliminations, BMC had total assets of approximately $151.9 million.


GRAVES COUNTY BANK

GCB, organized in 1898, is a full service commercial bank which provides services similar to the services provided by Citizens. GCB has three locations in Graves County, Kentucky and maintains its main office in Mayfield, Kentucky. GCB maintains one off premise ATM.

At December 31, 1994, GCB had assets, before intercompany eliminations, of $38.4 million.

UNITED COMMONWEALTH BANK, F.S.B.

UCB is a federal savings bank chartered on September 8, 1992 and opened on September 14, 1992. UCB's primary emphasis is on the traditional mortgage lending activities typically associated with savings associations. UCB also offers other traditional banking services through its main office in Murray, Calloway County, Kentucky.

In the first quarter of 1995, UCB moved into a new banking building owned CBT. As a federal savings bank, UCB may open branches in any Kentucky county. At December 31, 1994, UCB had assets, before intercompany eliminations, of $36.4 million.


SUPERVISION AND REGULATION

BANK HOLDING COMPANIES AND SAVINGS AND LOAN HOLDING COMPANIES
As a registered bank holding company, CBT is regulated under the Act and is subject to supervision and regular inspection by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Also, as a registered savings and loan holding company, CBT is registered under the HOLA and is subject to supervision by the Office of Thrift Supervision ("OTS"). The Act requires, among other things, the prior approval of the Federal Reserve Board in any case where CBT proposes to (i) acquire all or substantially all of the assets of any bank, (ii) acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank or (iii) merge or consolidate with any bank holding company.

Under the Act, CBT is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any non-banking corporation. Further, CBT may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of non-banking corporation except those corporations engaged in businesses or furnishing services which the Federal Reserve Board deems to be so closely related to banking as "to be a proper incident thereto".
The Federal Reserve Board has determined that a number of activities meet this standard including making and servicing loans; performing certain fiduciary functions; leasing real and personal property; underwriting and dealing in government obligations and certain money market instruments; underwriting and dealing, to a limited extent, in corporate debt obligations and other securities that banks may not deal in; providing foreign exchange advisory and transactional services; and owning, controlling or operating a savings association, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. The Board, from time to time, may revise the list of permitted activities.

Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended ("CRA"). Under the CRA, each subsidiary bank's record in meeting the credit needs of the community served by the bank, including low- and moderate-income neighborhoods, is annually assessed by that bank's primary regulatory authority. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("the Act"). When fully phased in, the Act will remove state law barriers to interstate bank acquisitions and will permit the consolidation of interstate banking operations. Under the Act, effective September 29, 1995, adequately capitalized and managed bank holding companies may acquire banks in any state, subject to Community Reinvestment compliance, compliance with federal and state antitrust laws and deposit concentraiton limits, and subject to any state laws restricting the acquisition of a bank that has not been in existence for a minimum time period (up to five years). Effective September 29, 1995, the Act will also permit any bank that is controlled by a bank holding company to act as agent for any affiliated financial institution in deposit and loan transactions, regardless of whether the institutions are located in the same or different states.
The Act's interstate branching provisions will become operative on June
1, 1997, although any state can, prior to that time, adopt legislation to accelerate interstate branching or prohibit it completely. The Act's interstate branching provisions will permit banks to merge across state lines and, if state laws permit DE NOVO branching, to establish a new branch as its initial entry into a state.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources, including capital funds during periods of financial stress, to support each such bank. Although this "source of strength" policy has been challenged in litigation, the Federal Reserve Board continues to take the position that it has the authority to enforce it. Consistent with its "source of strength" policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the company's capital needs, asset quality and overall financial condition.

SUBSIDIARY BANKS
CBT's subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies. UCB is also subject to supervision and examination by the Office of Thrift Supervision ("OTS").
All of the subsidiary banks are insured by, and therefore subject to regulations of, the Federal Deposit Insurance Corporation ("FDIC"), and are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Numerous consumer laws and regulations also affect the operations of the bank subsidiaries including, among others, disclosure requirements, anti-discrimination provisions, and substantive contractual limitations with respect to deposit accounts. The banking agencies, together with the Departments of Justice and Housing and Urban Development, have announced that they intend to enforce more rigorously compliance with community reinvestment, anti-discrimination and other fair lending laws and regulations. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control money supply and credit availability in order to influence the economy.

The FDIC, in the case of CBT's commercial bank subsidiaries, and the FDIC or OTS, in the case of UCB, have the authority to prohibit any such institution from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the institution in question, could be deemed to constitute such an unsafe or unsound practice, and the regulatory agencies have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The ability of the institutions to pay dividends in the future is presently, and could be further influenced, among other things, by applicable capital guidelines or by bank regulatory and supervisory policies.

The ability of a banking institution to make funds available to its parent company is also subject to restrictions imposed by federal law. Generally, no bank subsidiary may extend credit to the parent company on terms and under circumstances which are not substantially the same as comparable extensions of credit to non-affiliates. No extension of credit may be made to the parent company which is in excess of 10 percent of the capital stock and surplus of such bank subsidiary or in excess of 20 percent of the capital and surplus of such bank subsidiary as to aggregate extensions of credit to the parent company and its subsidiaries. In certain circumstances, federal regulatory authorities may impose more restrictive limitations. Such extensions of credit, with limited exceptions, must be fully secured by collateral.

CBT's bank subsidiaries are also subject to the "cross-guarantee" provisions of federal law which provide that if one depository institution subsidiary of a multi-bank holding company fails or requires FDIC assistance, the FDIC may assess a commonly controlled depository institution for the actual or estimated losses suffered by the FDIC. Such liability could have a material adverse effect upon the financial condition of any assessed bank and its parent company. While the FDIC's claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders and affiliates.

The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration, and will charge an institution with perceived inherent risks a higher insurance premium. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the revenue needs of the deposit insurance fund, and any other factors the FDIC deems relevant. Currently, CBT's subsidiary banks are assessed 23 cents per $100 of eligible deposits. The FDIC has proposed however, to cut the premium rate for the best rated Bank Insurance Fund members, from the current 23 cents assessment per $100 of deposits to 4 cents per $100.

The assessment for the Savings Association Insurance Fund members would remain at the current rate of 23 cents per $100 of deposits. This assessment would include UCB's deposits and a portion of Citizens' deposits that were assumed in the purchase of the Security Trust offices.
A significant increase in the assessment rate or a special additional assessment with respect to insured deposits could have an adverse impact on the results of operations and capital levels of the subsidiaries or CBT.

The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered "well capitalized", "adequately capitalized", "undercapitalized" or "critically undercapitalized". At December 31, 1994, all of the subsidiaries exceeded the required ratios for classification as "well capitalized." Generally, as an institution is deemed to be less well capitalized, the scope and severity of the agencies' powers increase. The agencies' corrective powers can include, among other things, requiring an insured financial institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution's parent holding company; placing limits on asset growth and restrictions on activities; placing restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; prohibiting the institution from accepting deposits from correspondent banks; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution. Business activities may also be influenced by an institution's capital classification. For instance, only a "well capitalized" depository institution may accept brokered deposits without regulatory approval and only an "adequately capitalized" depository institution may accept brokered deposits only with prior regulatory approval.

NON-BANK SUBSIDIARIES
Fidelity Credit Corporation is subject to regulatory restrictions imposed by federal and state regulatory agencies, with respect to consumer and other laws.

GOVERNMENTAL POLICIES

The operations of financial institutions may be affected by legislative changes. For example, Congress is presently considering various administrative and legislative proposals, including proposals to consolidate the bank regulatory agencies and to amend various consumer protection laws. In addition, Congress is considering various issues relating to the separation of banking and commerce including, for example, the repeal of the Glass-Sheagall Act.

Financial institutions' operations also may be affected by the policies of various regulatory authorities. In particular, bank holding companies and their subsidiaries are affected by the credit policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among instruments of monetary policy used by the Federal Reserve Board to implement its objectives are; open market operations in U.S. Government securities; changes in the discount rate on bank borrowings; and changes in reserve requirements on bank deposits.

These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets, and the level of inflation. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in monetary and fiscal policies, or the effect that they may have on CBT's business and earnings.

COMPETITION

Bank holding companies and their subsidiaries are subject to intense competition from various financial institutions and other companies or firms that engage in similar activities. CBT's banking subsidiaries compete for deposits with other commercial banks, savings banks, savings and loan institutions, insurance companies, credit unions and issuers of commercial paper and other securities, such as shares in money market funds. In making loans, the Banks compete with other commercial banks, savings banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other lenders. In providing trust services and money management services, CBT competes with other commercial banks, trust companies, brokerage houses, mutual fund managers and insurance companies. Many such competitors have substantial resources and operations which are national or international in scope.


EXECUTIVE OFFICERS

Information regarding the current executive officers of CBT, including their names, ages, positions with CBT, and a brief description of their business experience during the past five years, is presented below. Executive officers are elected annually by the Board of Directors.

NAME                   AGE  POSITION

WILLIAM J. JONES        39  President and Chief Executive Officer and a
                            director. Mr. Jones also serves as President and Chief Executive Officer of Citizens. Mr.
                            Jones has been associated with the Corporation for the past 10 years. Additional information regarding Mr. Jones is set forth on page 5 of the Proxy Statement and is incorporated herein by reference.

JOHN E. SIRCY          38   Executive Vice President and Chief Operating
                            Officer. Mr. Sircy also serves as Executive Vice
                            President and Chief Operating Officer of
                            Citizens. Mr. Sircy joined the Corporation in his current role in April 1994. Prior to that, he served as Vice President and Chief Financial
                            Officer of First Illini Bancorp, Inc., Galesburg,
                            Illinois, until January 1991.  At that time, Mr.
                            Sircy became Vice President and Controller of
                            Norwest Bank Iowa, N.A. in Des Moines, Iowa, until August 1992, when he was named Senior Vice
                            President and Chief Financial Officer, a position he held until April 1994.

M. LEON JOHNSON        54   President and Chief Executive Officer, FCC. Mr.
                            Johnson has been associated with the Corporation for 10 years, serving in his current role.

C. THOMAS MURRELL, III 51   Executive Vice President-Commercial and
                            Consumer Banking, Citizens. Mr. Murrell
                            joined the Corporation in November 1991
                            as Senior Vice President and Chief Credit
                            Officer. Prior to that, he served as
                            Executive Vice President of the Corporate
                            Banking Group at First Security National
                            Bank and Trust Company, Lexington, Kentucky.
                            Mr. Murrell assumed his current role in March 1994.

J. RUSSELL OGDEN, III  47   Executive Vice President-Financial Services,
                            Citizens. Mr. Ogden served as Senior Vice
                            President of Trust and Investments until March 1994, when he assumed his present position. He has been associated with the Corporation for 13 years.

STATISTICAL INFORMATION

Specific financial information required to be included under Item I of this Form 10-K is incorporated herein by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1994, and listed below along with a page reference where the information can be found in the Annual Report:

     Description of Financial Information Required     Reference Page

     Three Year Average Balance Sheets and Net Interest
          Analysis                                          24

     Analysis of Changes in Net Interest Income             23

     Carrying Value of Investment Securities                37

     Carrying Value of Securities Available for Sale        37

     Maturity Distribution of Securities Available
          for Sale                                          38

     Loans Portfolio                                        26

     Contractual Loan Maturities and Interest
          Sensitivity                                       28

     Non-performing Assets                                  26

     Impact of Non-accrual Loans on Interest Income         38

     Allowance for Loan Losses                              39

     Average Deposits and Rates Paid                        24

     Maturity of Time Deposits of $100,000 or More          28

     Return on Equity and Assets                            22

     Short-Term Borrowings                                  39


ITEM 2. PROPERTIES

The executive and administrative offices of CBT and the main office of Citizens consists of six floors of the ten story building known as Citizens Bank Building, which is located in downtown Paducah, Kentucky with a street address of 333 Broadway. Citizens owns the Citizens Bank Building and properties on which all its branches are located. PCB leases the land on which its main office rests under a 99 year lease with an annual lease payment of $11,000. All other branch locations of Citizens and subsidiaries except the FCC offices, are owned by CBT. BMC owns a building adjacent to its main office that will house the deposit operations function for CBT. Because of the nature of FCC's business, it generally maintains offices with a limited square footage, often in strip shopping centers. For these reasons and to give it maximum flexibility, FCC leases all of its locations under short term leases, (generally three to five years) with an annual aggregate rental of approximately $230,000.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of operations, CBT's subsidiaries are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending, or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of CBT or its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

At December 31, 1994, CBT had issued and outstanding 7,927,113 shares of common stock. The approximate number of record holders as of February 27, 1995 was 1,478. Shareholders received quarterly cash dividends per share of common stock for each quarter of 1993 and 1994.

CBT Corporation common stock is traded on the NASDAQ National Market under the symbol CBTC. CBT's common stock began trading on the NASDAQ National Market during the third quarter of 1994;
previously it was traded on the NASDAQ Small-Cap Market.

The following table summarizes transactions in common stock and cash dividends declared in 1994 and 1993. The trading price information reflects the range of actual reported sales prices for CBT Corporation common stock as reported by NASDAQ.

                            Market Value         Cash
                           Low        High     Dividends
1st Quarter 1994         $18.50      $23.38      $ .10
2nd Quarter 1994         $19.50      $21.50      $ .11
3rd Quarter 1994         $20.75      $22.75      $ .11
4th Quarter 1994         $20.63      $23.00      $ .11

1st Quarter 1993         $13.50      $16.50      $ .09
2nd Quarter 1993         $15.81      $17.63      $ .10
3rd Quarter 1993         $16.50      $18.25      $ .10
4th Quarter 1993         $17.75      $19.25      $ .10


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item appears on page 22 of the Annual Report to Shareholders for the fiscal year ended December 31, 1994, under the caption "Selected Financial Data" and is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears on pages 15-21 of the Annual Report to Shareholders for the fiscal year ended December 31, 1994, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item, Report of Independent Auditors, Consolidated Financial Statements, and Selected Quarterly Financial Data appears on pages 29, 30 through 45, and 43, respectively, of the Annual Report to Shareholders for the fiscal year ended December 31, 1994, and is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE
None


PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 appears under the heading "PROPOSAL ONE ELECTION OF DIRECTORS" on pages 3-5 of the Proxy Statement and under the heading "BENEFICIAL OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS OF COMMON STOCK OF THE CORPORATION" on page 3 of the Proxy Statement and is incorporated herein by reference.

Information regarding the Executive Officers of the Registrant is contained in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is contained on page 5 under the heading "Compensation of Directors" and on pages 6-11 under the heading "EXECUTIVE COMPENSATION" of the Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Information required by this item is contained on pages 2-3 under the heading "BENEFICIAL OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS OF
COMMON STOCK OF THE CORPORATION" of the Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained on page 8 under the heading "Compensation Committee Interlocks and Insider Participations" and on page 11 under the heading "Transactions with Executive Officers and Directors" of the Proxy Statement and is incorporated herein by reference.


ITEM IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

(a) The following consolidated financial statements of the registrant and report of independent auditors are included in the Annual Report to Shareholders for the fiscal year ended December 31, 1994, on the pages indicated and are incorporated herein by reference.

     (1)  Financial Statements:
          Description                                     Page

          Report of Independent Auditors                  29
          Consolidated Balance Sheet                      30

          Consolidated Statement of Income                31
          Consolidated Statement of Changes in
               Stockholders' Equity                       32
          Consolidated Statement of Cash Flows            33
          Notes to Consolidated Financial
               Statements                                 35-45

     (2)  Financial Statements Schedules:

          Schedules are omitted because the information is not applicable.

     (3)  Exhibits:

          The exhibits listed on the Exhibit Index on page 15 of this Form 10-K are filed herewith or incorporated herein by reference. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by asterisk in the
          Exhibit Index.

(b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed with the commission during the 4th quarter of 1994.

(c)  Exhibits.

          The exhibits listed on the Exhibit Index on page
          15 of Form 10-K are filed herewith or incorporated herein by reference.

(d)  Financial Statement Schedules.

          The financial statement schedules are omitted because the information is not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized on March 22, 1995.

                         CBT CORPORATION

                         /s/ William J. Jones
                         William J. Jones
                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 1995.


/s/ William J. Jones          President and Chief Executive Officer
William J. Jones              (Principal Executive Officer)

/s/ John E. Sircy             Executive Vice President and
John E. Sircy                 Chief Operations Officer
                              (Principal Financial and
                              Accounting Officer)

/s/ Irving P. Bright, Jr.
Irving P. Bright, Jr.         Director


/s/ John Burman
John Burman                   Director


/s/ Patrick J. Cvengros
Patrick J. Cvengros           Director


/s/ William H. Dyer
William H. Dyer               Director


/s/ Louis A. Haas
Louis A. Haas                 Director


/s/ Joe Tom Haltom
Joe Tom Haltom                Director


/s/ Kerry Harvey
Kerry Harvey                  Director


/s/  F. Donald Higdon
F. Donald Higdon              Director

/s/ Ted Kinsey
Ted Kinsey                    Director


/s/ Louis M. Michelson
Louis M. Michelson            Director


/s/ Bill B. Morgan
Bill B. Morgan                Director


___________________
Louis D. Myre, M.D.           Director


/s/ David M. Paxton
David M. Paxton               Director


/s/ Robert P. Petter
Robert P. Petter              Director


/s/ Joseph A. Powell
Joseph A. Powell              Director


/s/ William A. Usher
William A. Usher              Director

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

10(d) **Description of Incentive Compensation Plans, incorporated by reference to Exhibit 10(d) of the Form 10-K of CBT Corporation for the year ended December 31, 1990.

10(e) Plan of Exchange and Share Exchange Agreement dated July 19, 1993, between CBT Corporation and Pennyrile Bancshares, Inc. are incorporated by reference to Exhibit 2, of the Registration Statement on Form S-4 of CBT Corporation dated September 30, 1993 [File No. 33-69644].

10(f) Agreement and Plan of Reorganization and Plan of Merger dated January 10, 1994, between CBT Corporation, CBT Acquisition Corporation, and
               BMC Bankcorp, Inc. are incorporated by reference to Exhibits 2(a) and (b) of Form 8-K of CBT Corporation dated January 10, 1994.

13             Annual Report to Security Holders

23             Consent of Independent Public Accountants

27             Financial Data Schedule

**   Denotes management contracts or compensatory plans or
arrangements required to be filed as exhibits to this Form 10-Q.