Form 10-Q
period 1995-03-31
CBT CORP /KY/
filed 1995-05-11
CIK 719227

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



                            FORM 10-Q



           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarter ended March 31, 1995  Commission file number 0-16878




                         CBT CORPORATION
     (Exact name of registrant as specified in its charter)


     Kentucky                                61-1030727
     (State of other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)


                 333 Broadway, Paducah, Kentucky
            (Address of principal executive offices)




      Indicate be check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__  No _____



      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Outstanding at March 31, 1995
Common Stock, No Par Value         7,952,108



                             Page 1
                 This filing contains 27 pages.

                         CBT CORPORATION

PART I.  FINANCIAL INFORMATION                                   PAGE NO.

     Item 1.   Financial Statements

               Consolidated Balance Sheets for periods ended
               March 31, 1995 and December 31, 1994                    3

               Consolidated Statements of Income for Three
               Months Ended March 31, 1995 and March 31, 1994          4

               Consolidated Statements of Changes in
               Stockholders' Equity for Three Months Ended
               March 31, 1995 and March 31, 1994                       5

               Consolidated Statements of Cash Flows for Three
               Months Ended March 31, 1995 and March 31, 1994          6

               Notes to Consolidated Financial Statements         7 - 11

     Item 2.   Management's Discussion and Analysis of
               Consolidated Financial Condition and Results
               of Operations                                     12 - 22


PART II.  OTHER INFORMATION

     Item 1. through Item 6.                                          23


SIGNATURE PAGE                                                        24


EXHIBIT INDEX                                                         25


FINANCIAL DATA SCHEDULE                                               27

CBT CORPORATION AND SUBSIDIARIES                (unaudited)    (audited)
CONSOLIDATED BALANCE SHEETS ($ in thousands)       March       December
                                                    31            31
                                                   1995          1994
ASSETS
  Cash and due from banks                         $28,093      $30,404

  Investment securities to be held to maturity     48,981       48,175
  Securities available for sale                   147,886      161,478

  Loans, net of unearned interest                 619,738      616,009
  Allowance for loan losses                       (11,366)     (11,533)
      Loans, net                                  608,372      604,476

  Premises and equipment, net                      16,535       15,910
  Accrued interest receivable                       5,937        6,068
  Other                                             7,824        8,606
      TOTAL ASSETS                               $863,628     $875,117

LIABILITIES
  Deposits:
    Non-interest bearing                          $65,248     $70,962
    Interest bearing                              599,696     598,615
      Total deposits                              664,944     669,577

  Borrowings:
    Federal funds purchased and securities
      sold under agreements to repurchase          48,601      56,976
    Notes payable - U.S. Treasury                     556       1,718
    Revolving lines of credit                       6,500       6,000
    Federal Home Loan Bank advances                31,918      35,432
    Term debt                                       5,092       5,092
       Total borrowings                            92,667     105,218

  Accrued interest payable                          4,329       3,881
  Other                                             6,008       5,104
      TOTAL LIABILITIES                           767,948     783,780

STOCKHOLDERS' EQUITY
  Common stock, no par value, authorized
    12,000,000 shares issued and outstanding;
    7,952,108 shares March 31, 1995 and
    7,927,113 shares December 31, 1994              4,100       4,100
  Capital surplus                                  18,985      18,553
  Retained earnings                                75,429      74,070
  Unrealized losses on securities available
    for sale, net of deferred taxes                (2,834)     (5,386)
      TOTAL STOCKHOLDERS' EQUITY                   95,680      91,337

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                   $863,628    $875,117

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)                                      Three Months Ended
($ in thousands except per share data)                March  31
                                                 1995          1994
INTEREST INCOME
  Loans, including fees:
    Taxable                                     $14,593       $11,529
    Tax-exempt                                       48            84
  Securities:
    Taxable                                       2,515         2,334
    Tax-exempt                                      903           958
  Other                                              72           117
      Total interest income                      18,131        15,022

INTEREST EXPENSE
  Deposits                                        6,947         5,463
  Other borrowings                                1,415           588
      Total interest expense                      8,362         6,051

NET INTEREST INCOME                               9,769         8,971
  Provision for loan losses                         231           311

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                        9,538         8,660

NON-INTEREST INCOME
  Trust and investment advisory fees                311           351
  Service charges on deposit accounts               865           655
  Insurance commissions                             309           214
  Gain (loss) on sale of securities                  (2)           (4)
  Other                                             360           358
      Total non-interest income                   1,843         1,574

NON-INTEREST EXPENSE
  Salaries and employee benefits                  4,454         3,347
  Net occupancy                                     253           260
  Depreciation and amortization                     460           409
  Supplies                                          186           169
  Data processing                                   318           293
  FDIC assessments                                  376           366
  Tax on bank shares                                295           272
  Other                                           1,218         1,509
    Total non-interest expense                    7,560         6,625

INCOME BEFORE INCOME TAXES                        3,821         3,609
INCOME TAXES                                      1,054           979

NET INCOME                                       $2,767        $2,630

NET INCOME PER COMMON SHARE                       $0.35         $0.33

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
($ in thousands)

                                                        Total
                                                     Stockholders'
                                                        Equity
Balance, December 31, 1994                              $91,337
Net income                                                2,767
Dividends on common stock                                  (876)
Stock options exercised                                     432
Purchase of common stock                                   (532)
Net change in unrealized gains (losses)
     on securities available for sale                     2,552
Balance, March 31, 1995                                 $95,680




Balance, December 31, 1993                              $88,712
Net income                                                2,630
Dividends on common stock                                  (673)
Stock options exercised                                      14
Purchase of common stock                                    (32)
Net change in unrealized gains (losses)
     on securities available for sale                       492
Balance, March 31, 1994                                 $91,143

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS                    Three Months Ended
($ in thousands)                                              March 31
                                                          1995         1994
OPERATING ACTIVITIES:
 Net income                                              $2,767       $2,630
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for credit losses                        231          311
         Depreciation                                       403          352
         Amortization                                        57           57
         Amortization and accretion of securities            14          472
         Loss on sale of securities                           2            4
         Gain on sale of premises and equipment              (1)         (51)
         Changes in assets and liabilities:
            Accrued interest receivable                     131          186
            Other assets                                   (668)          66
            Accrued interest payable                        448          510
            Other liabilities                               904          798
    Net cash provided by operating activities             4,288        5,335

INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities         100        1,431
  Proceeds from sales of securities available for sale   24,165       19,520
  Proceeds from maturities of securities available for
      sale                                                1,400        4,601
  Principal collected on mortgage-backed securities,
    including those classified as available for sale      1,555       11,736
  Payment for purchases of investment securities        (10,524)     (41,065)
  Net increase in loans                                  (4,127)     (11,909)
  Proceeds from sales of premises and equipment               1          471
  Payment for purchase of premises and equipment         (1,009)        (608)
  Net cash provided by (used in) investing activities    11,561      (15,823)

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                    (4,633)       1,100
  Net decrease in other short term borrowings            (9,537)         629
  Increase (decrease) in FHLB advances                   (3,514)       2,995
  Cash advanced on revolving lines of credit                500        4,900
  Principal payments on revolving lines of credit             -       (1,040)
  Cash dividends paid                                      (876)        (673)
  Stock options exercised                                   432           14
  Purchase of common stock                                 (532)         (32)
    Net cash provided by (used in) financing activities (18,160)       7,893

NET (DECREASE) IN CASH AND CASH EQUIVALENTS             $(2,311)     $(2,595)
CASH AND CASH EQUIVALENTS, BEGINNING OR PERIOD          $30,404      $37,447
CASH AND CASH EQUIVALENTS, END OF PERIOD                $28,093      $34,852

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                             $7,914       $5,541
    Federal income taxes                                     $0           $0

                CBT CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                         March 31, 1995


NOTE  1:   BASIS  OF  PRESENTATION  AND  SUMMARY  OF  SIGNIFICANT
           ACCOUNTING POLICIES


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.


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



Per Common Share Data

Net income per common share is based on 7,946,045 average shares outstanding during the three months ended March 31, 1995, and 7,926,158 average shares outstanding during the three months ended March 31, 1994. Common stock options are not included in net income per common share data since their effect is not significant. All share and per share information reflects the Corporation's 2-for-1 stock split on common shares declared on September 25, 1994, and payable October 25, 1994.

Reclassifications

Certain reclassifications have been made in the 1994 financial statements to conform to the presentation of the 1995 financial statements.



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

                                                   Three Months
                                                       Ended
($ in thousands)                                     March 31
                                                       1994
Interest Income:
  CBT Corp as previously reported                    $11,379
  BMC Bankcorp                                         3,643
    Total as restated                                $15,022

Net Income:
  CBT Corp as previously reported                     $2,134
  BMC Bankcorp                                           496
    Total as restated                                 $2,630




NOTE 3:  INVESTMENT SECURITIES TO BE HELD TO MATURITY


($ in thousands)                                March  31, 1995
                                              ESTIMATED
                                 AMORTIZED      FAIR      GROSS UNREALIZED
                                    COST        VALUE      GAIN      LOSS
U.S. Treasury securities
    and obligations of
    U.S. Government agencies        $3,847      $3,790      $10       $67
State and political subdivisions    44,934      45,491    1,482       925
Other                                  200         191        -         9
  Total securities                 $48,981     $49,472   $1,492    $1,001


                                            December  31,1994
                                               ESTIMATED
                                  AMORTIZED      FAIR      GROSS UNREALIZED
                                     COST        VALUE      GAIN      LOSS
U.S. Treasury securities
    and obligations of
    U.S. Government agencies         $3,851      $3,741      $15      $125
State and political subdivisions     44,124      42,473      539     2,190
Other                                   200         186        -        14
  Total securities                  $48,175     $46,400     $554    $2,329

Certain investment securities to be held to maturity were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $18,400,000 and $18,627,000, respectively, at March 31, 1995.

NOTE 4:  SECURITIES AVAILABLE FOR SALE


($ in thousands)                                March  31, 1995
                                              ESTIMATED
                                  AMORTIZED     FAIR      GROSS UNREALIZED
                                     COST       VALUE      GAIN      LOSS
U.S. Treasury securities
    and obligations of
    U.S. Government agencies        $31,300    $31,003     $153      $450
State and political subdivisions     10,413     10,857      545       101
Mortgage-backed securities           90,173     86,269      248     4,152
Derivative securities                12,196     11,593        -       603
Federal Home Loan Bank stock          7,467      7,467        -         -
Other                                   697        697        -         -
  Total securities                 $152,246   $147,886     $946    $5,306

                                           December  31, 1994
                                              ESTIMATED
                                  AMORTIZED     FAIR      GROSS UNREALIZED
                                     COST       VALUE      GAIN      LOSS
U.S. Treasury securities
    and obligations of
    U.S. Government agencies        $32,408    $31,469      $28      $967
State and political subdivisions     13,945     14,417      646       174
Mortgage-backed securities          104,543     97,632      177     7,088
Derivative securities                11,439     10,532        -       907
Federal Home Loan Bank stock          6,740      6,740        -         -
Other                                   688        688        -         -
  Total securities                 $169,763   $161,478     $851    $9,136

Certain securities available for sale were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $91,552,000 and $88,721,000, respectively, at March 31, 1995. Federal Home Loan Bank stock, which is classified as available for sale, is carried at cost.

NOTE 5:  LOANS


($ in thousands)                          March 31   December 31
                                            1995        1994
Commercial, industrial,
     and agricultural loans               $191,513    $191,243
Residential real estate loans              261,362     268,538
Installment loans                          177,037     166,871
  Total loans                              629,912     626,652
Less:  Unearned interest                    10,174      10,643
  Loans, net of unearned interest         $619,738    $616,009

NOTE 6:  PREMISES AND EQUIPMENT


($ in thousands)                           March 31  December 31
                                             1995        1994
Land                                        $1,996      $1,996
Buildings and improvements                  15,087      15,071
Furniture and equipment                     10,799      10,679
Construction in progress                     1,963       1,145
  Total premises and equipment              29,845      28,891
Less:  Accumulated depreciation
     and amortization                       13,310      12,981
  Net premises and equipment               $16,535     $15,910

NOTE 7:  INTEREST BEARING DEPOSITS


($ in thousands)                          March 31   December 31
                                            1995        1994
NOW accounts                               $93,934    $103,631
Money Manager accounts                      47,481      47,306
Individual retirement accounts              46,176      45,432
Savings accounts                            48,657      49,174
Certificates of deposit under $100,000     291,825     281,904
Certificates of deposit $100,000 and        71,623      71,168
above
  Total interest-bearing deposits         $599,696    $598,615

                 PART I  - FINANCIAL INFORMATION



ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

CBT   Corporation  ("CBT")  consists  of  four  state   chartered
commercial  banks,  one  federal savings  bank,  and  a  consumer
finance  company.   The  following  discussion  and  analysis  is
presented on a consolidated basis.

CBT reported record net income of $2,767,000 for the first quarter of 1995, an increase of 5.2 percent over earnings for the first quarter of 1994. Net income per share was $0.35 in the first quarter of 1995, compared with $0.33 for the comparable period in 1994, an increase of 6.1 percent. Return on average equity was 11.48 percent for the first quarter of 1995 compared with 11.82 percent for the first quarter of 1994. Return on assets was 1.29 percent for the first quarter of 1995, compared
1.32 percent for the first quarter of 1994.

The per common share amount for the first quarter of 1994 has been restated to reflect a two-for-one split of the outstanding shares of common stock of CBT which was payable on October 25, 1994.

CBT's results for the periods prior to May 31, 1994 have been restated to include the results of BMC Bankcorp, Inc. which was acquired by CBT effective May 31, 1994 and has been accounted for using the pooling of interests method of accounting. The accompanying financial statements have been restated to include the accounts and operations of BMC Bankcorp, Inc. for periods prior to the acquisition.



             Consolidated Income Statement Analysis

Net Interest Income

Net interest income on a tax-equivalent basis is the difference between interest earned on assets and interest paid on liabilities, with adjustments made to present yields on tax-exempt assets as if such income was fully taxable. Changes in the mix and volume of earning assets and interest-bearing liabilities, their related yields, and overall interest rates have a major impact on net income. For the first quarter of 1995, tax-equivalent net interest income provided 84.6 percent of CBT's net revenues, compared with 85.6 percent of net revenues in the first quarter of 1994.

Total tax-equivalent net interest income was $10,102,000 in the first quarter of 1995, a 7.9 percent increase over the $9,356,000 reported in the first quarter of 1994. Growth in tax-equivalent net interest income over 1994 was primarily due to a 9.1 percent increase in average earning assets offset by an 8 basis point decline in net interest margin. The increase in earning assets is primarily due to an $89.1 million or 16.9 percent increase in average loans outstanding.

                                               Three Months Ended
                                                    March 31
                                               1994          1995
Yield on loans (including fees)                9.63%         8.94%
Yield on investments                           6.59%         7.15%
Yield on other earning assets                  5.47%         4.76%
   Yield on earning assets                     8.98%         8.19%

Rate on interest-bearing deposits              4.72%         3.79%
Rate on other borrowings                       5.48%         3.55%
   Rate on interest-bearing liabilities        4.83%         3.77%

     Net interest margin (including fees)      4.90%         4.98%

     Net interest spread                       4.15%         4.42%

Growth in loan balances was experienced in all major loan categories. Commercial, industrial and agricultural loans of $191.5 million at March 31, 1995 represented an increase of 5.6 percent as compared with the year earlier figures. Increased borrowings by current customers along with modest growth in new commercial loan business produced the increase.

Residential  real estate loans increased $27.6  million  or  11.8 percent to $261.3 million at March 31, 1995. This increase occurred in spite of a rise in long-term interest rates over the 12 month period ended March 31, 1995. The relatively strong regional economy coupled with increased sales efforts have produced these results.

Consumer loans at March 31, 1995 were $177.0 million compared with $130.3 million at March 31, 1994, an increase of $46.7 million or 35.8 percent. This strong growth, continuing the trend line established for several years, was a result of CBT's commanding local market share in indirect automobile and manufactured housing installment credit. Strong sales of both of these items assisted in producing this outstanding growth. In addition, direct consumer loans grew as a result of expansion in CBT's consumer finance company, Fidelity Credit Corporation ("FCC"). Six new FCC offices were opened between March 31, 1994 and March 31, 1995.

Net interest margin, the ratio of tax-equivalent net interest income divided by average earning assets, was 4.90 percent in first quarter of 1995, compared with 4.98 percent in the first quarter of 1994. The decrease in margin has occurred as CBT has incurred higher interest rates on deposits and other borrowings which have not yet been fully offset with increases in yields on earning assets. Helping to offset these pressures was the shift in the mix of earning assets from securities into loans, which produce higher yields. For the first quarter of 1995, loans comprised 74.2 percent of average earning assets compared with
69.2 percent of average earning assets in the first quarter of 1994.


Provision for Loan Losses

The provision for loan losses reflects management's judgment of the cost associated with the credit risk inherent in CBT's loan portfolio. The consolidated provision for loan losses was $231,000 for the first quarter of 1995, a decrease of $80,000 or
25.7 percent compared with $311,000 provided in
the first quarter
of 1994. The provision for loan losses was 0.15 percent of average loans for the first quarter of 1995, compared with 0.24 percent in the first quarter of 1994. The reduction in the loan loss provision reflects continued recognition of the favorable credit quality trends CBT has experienced in recent years. Although the ratio of the allowance for loan loss reserve to total loans has fallen from 2.11 percent at 1.83 percent, chiefly as a result of increased loan volume, management believes the total coverage levels are adequate based on the current levels of charge-offs and non-performing assets.

Net loan losses for the first quarter of 1995 were $398,000 compared to a modest recovery for the first quarter of 1994. The first quarter of 1995 included a $300,000 charge-off at one of its subsidiary banks, Citizens Bank & Trust Company of Paducah ("Citizens"), related to the charge-off of a community development-related loan.

The following is a progression of the allowance for loan losses:

                                            Three Months Ended
($ in thousands)                                 March 31
                                             1995        1994
Balance, beginning of period               $11,533     $10,998
Provision for loan losses                      231         311
Loans charged-off                             (553)       (101)
Recoveries                                     155         102
     Net charge-offs                          (398)          1
Balance, end of period                     $11,366     $11,310

Non-Interest Income

Non-interest income represented 15.4 percent of CBT's tax-equivalent revenue in the first quarter of 1995, compared with
14.4 percent in the first quarter of 1994. Consolidated non-interest income increased by $269,000 or 17.1 percent. This growth is attributable to increased service charge income (up $210,000 or 32.1 percent) and credit-related insurance commissions (up $95,000 or 44.4 percent.) Both of these items are up due to a management emphasis on fee opportunities.

                                Three Months
                                   Ended
($ in thousands)                  March 31           Change
                               1995      1994    Amount   Percent
Trust and investment
     advisory fees             $311      $351     $(40)    (11.4)
Service charges on
     deposit accounts           865       655      210      32.1                                       655
Insurance commissions           309       214       95      44.4
Gain on sale of assets
     and/or securities           (2)       (4)      (2)     50.0
Other                           360       358        2      (0.1)

Total non-interest income    $1,843    $1,574     $269      17.1

In 1994, CBT announced a strategic alliance with J.C. Bradford and Co. ("JCB"), a Nashville-based regional brokerage firm, involving the placement of JCB brokers in CBT banking locations. Because of the transition from another provider of brokerage services to JCB, revenues from this activity declined $94,000 from the first quarter of 1994 to the first quarter of 1995.
Trust fees increased $54,000 in the first quarter of 1995, compared with 1994, to partially offset the decline in brokerage revenues. Trust fees were up at the lead bank primarily because of fee schedule changes.


Non-Interest Expenses

The Corporation recognizes that control of non-interest expenses is crucial to its continued competitiveness and in September 1994 undertook a process to review organizational structure, staffing levels, core processes, and the use of technology in order to position CBT for the future. This effort, announced under the title "CBT 2000", involves the use of a consulting firm. Analysis done in the fourth quarter of 1994 indicated that CBT had human resource overcapacity. To facilitate the transition to fewer employees, a voluntary separation package was offered to all bank and holding company staff. The results for the first quarter of 1995 include an accrual for employees who have elected to accept the voluntary separation package. Salaries and benefits increased $1,107,000 or 33.1 percent. Of this increase $865,000 was the result of the accrual for voluntary separation. Without this accrual, salaries and benefits would have increased
7.2 percent, a result of merit increases and additions to staff required to support current and future business growth. Depreciation expense is higher due to stepped up equipment purchases to more fully leverage CBT's personnel and the renovation of selected sales outlets. The other expense category, which includes several smaller items, is down because of increased expense controls and the reversal of accruals for items not incurred as expected. Consolidated non-interest expenses increased $935,000 or 14.1 percent to $7,560,000 for the first quarter of 1995 compared with the first quarter of 1994.


                                 Three Months
                                    Ended
($ in thousands)                   March 31           Change
                                1995      1994    Amount   Percent
Salaries and employee
benefits                      $4,454    $3,347    $1,107      33.1
Net occupancy                    253       260        (7)     (2.7)
Depreciation and
amortization                     460       409        51      12.5
Supplies                         186       169        17      10.1
Data Processing                  318       293        25       8.5
FDIC assessments                 376       366        10       2.7
Tax on bank shares               295       272        23       8.5
Other                          1,218     1,509      (291)    (19.3)
  Total non-interest expense  $7,560    $6,625      $935      14.1

The efficiency ratio, defined as non-interest expense divided by tax-equivalent net revenues, is a measure of how effective a financial services company is in leveraging its resources to produce revenue. For the first quarter of 1995, CBT's efficiency ratio was 63.29 percent compared with 60.61 percent for the first quarter of 1994. Excluding the items related to CBT 2000, in the first quarter of 1995, CBT's efficiency ratio was 58.81 percent.

Income Taxes

CBT's  income  tax planning is based upon the goal of  maximizing
long-term,  after-tax  profitability.   Income  tax  expense   is
significantly affected by the mix of taxable versus tax-exempt revenues.

The  effective income tax rate for the first quarter of 1995  was
27.6  percent  compared with 27.1 percent  for  the  first  three
months  of  1994.   The slight increase is attributable  to  tax-
exempt income as a percentage of gross revenues falling.



               Consolidated Balance Sheet Analysis

Earning Assets

Average earning assets for the first quarter of 1995 were $832.1 million compared with $762.6 million for the year earlier period, an increase of $69.5 million or 9.1 percent. The increase is attributable to strong loan demand in the markets CBT serves. Loan demand was funded, in part, through sales of securities; average security balances declined by $15.0 million or 6.7 percent from the first quarter of 1994 to the first quarter of 1995. Other earning assets, primarily in the federal funds sold category, declined by $4.6 million or 46.2 percent.

Securities available for sale declined from March 1994 to March 1995 as CBT sold securities to take advantage of loan demand. Strong loan growth was fueled by healthy local economies coupled with strong sales efforts. The shift to loans in the earning mix allowed the Corporation to enjoy higher yields than would have been achieved by leaving these funds invested in securities. In 1994, when accounting rules were established governing the classification of securities between securities available for sale and investment securities, CBT classified a relatively large portion of its total securities as available for sale. These securities are available for sale when market conditions are favorable or there are funding needs. The strategy of maximizing securities available for sale enabled CBT to sell securities to fund loan growth.

CBT has certain securities in its held to maturity and available for sale portfolios that are classified as derivative securities by banking regulators. Regulators stress that the appropriateness of these investments for a bank depends on management's ability to understand, measure and monitor the risk related to such investments. At March 31, 1995, CBT had $200,000 book value of federal agency derivatives in its held to maturity portfolio. The market value of these securities on March 31, 1995 was $191,000. At December 31, 1994, book value of these securities was $200,000 and market value was $186,000.

In its available for sale portfolio, CBT had $12,196,000 and $11,439,000 book value at March 31, 1995 and December 31, 1994, respectively, in derivative securities as defined by regulators. These amounts represent 8.01 percent and 6.74 percent of the total securities available for sale at March 31, 1995 and December 31, 1994, respectively. Market value for these securities was $11,593,000 at March 31, 1995 and $10,532,000 at
the end of 1994. At March 31, 1995, derivative securities available for sale consisted of $7,890,000 in step-up bonds, $3,806,000 of de-leveraged bonds, and $500,000 of index amortizing notes. The step-up bonds have an increasing interest rate during the life of the bonds and are callable by the issuer at specific intervals. The de-leveraged bonds pay an adjustable rate of interest based on movement of an index; the index amortizing notes have a fixed interest rate, with maturities potentially fluctuating based on a mortgage index. All of these securities are guaranteed by a government agency and have maturities of seven years or less.

Leverage, the ratio of average assets to average stockholders' equity, was 8.9 times during the first quarter compared with 9.1 times for the full 1994 year and 9.0 for the first quarter of 1994. The ratio has declined in spite of average asset growth of
7.6 percent from the first quarter of 1994 to 1995 due to strong internal equity growth during the same period.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which was adopted by CBT in the first quarter of 1994. The Statement requires that investment securities classified as available for sale be reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of stockholders' equity. As of March 31, 1995, net unrealized losses related to investment securities available for sale were $2.8 million, net of deferred taxes. This net unrealized loss is a $2.6 million reduction from year end 1994. In March 31, 1994 net unrealized gains were $492,000.


Credit Risk Management

CBT manages exposure to credit risk though loan portfolio diversification by customer, industry, and loan type. As a result, there is no undue concentration in any single sector. Credit risk management also includes pricing loans to cover anticipated future loan losses, funding and servicing cost, and to allow for a profit margin. Loans by type appear below:

($ in thousands)                         March 31  December 31
                                           1995        1994
Commercial, industrial, and               $191,513    $191,243
agricultural loans
Residential real estate loans              261,362     268,538
Installment loans                          177,037     166,871
  Total loans                              629,912     626,652
Less:  Unearned interest                    10,174      10,643
  Loans, net of unearned interest         $619,738    $616,009

As of March 31, 1995 CBT's commercial, industrial and agricultural loans totaled $191,513,000 or 30.9 percent or total loans, net of unearned interest ("net loans"). This percentage is down from 33.8 percent for the year earlier figure and is a result of strong growth in residential real estate and installment loans in excess of that experienced in commercial, industrial, and agricultural loans.

As of March 31, 1995, residential real estate loans totaled $261.4 million or 42.2 percent of net loans, compared with $233.8 million or 43.6 percent of net loans as of December 31, 1994. Net installment loans totaled $166.9 million or 26.9 percent of net loans as of March 31, 1995, compared with $120.9 million or
22.6 percent of net loans as of March 31, 1994.

CBT is not aware of any loans classified for regulatory purposes at March 31, 1995, that are expected to have a material impact on CBT's future operating results, liquidity, or capital resources. There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual at March 31, 1995.

Management is aware of one credit at a subsidiary bank in the amount of approximately $1.9 million about which there is serious doubt regarding the ability of the borrowers to comply with the loan repayment terms. As of March 31, 1995, the credit was 31 days past due. The value of the collateral supporting the indebtedness has been conservatively estimated at approximately $500,000. Principals obligated on the credit have personally guaranteed its repayment. There are no plans to advance additional funds related to this credit.


Allowance for Credit Losses

At March 31, 1995, the allowance for loan losses was $11.4 million, or 1.83 percent of net loans outstanding, compared with $11.5 million, or 1.87 percent at December 31, 1994. The ratio of the allowance for loan losses to non-performing assets was
400.9 percent at March 31, 1995, compared with 499.9 percent at December 31, 1994. Non-performing assets consist of non-accrual loans, loans past-due ninety days or more that are still accruing interest, and other real estate owned. While the ratio of the allowance for loan losses to non-performing assets has declined from December 1994 to March 1995 the ratio continues to compare rather favorably to industry averages. The decline is chiefly a result of higher 90 day past due loans, a trend that management does not see continuing.

Although it is impossible for any lender to predict future loan losses with complete accuracy, management monitors the allowance for loan losses with the intent to provide for all losses that can reasonably be anticipated based on current conditions. CBT maintains the allowance available to cover future loan losses within the entire loan portfolio.


Non-Performing Assets

The following table presents data on CBT's non-performing assets. At March 31, 1995, non-performing assets totaled $2.8 million, or
0.46 percent of net loans and other real estate owned, compared with $2.3 million, or 0.37 percent of net loans and other real estate owned, at December 31, 1994.

($ in thousands)                              March December
                                               31      31
                                               1995    1994
  Non-accrual loans                          $2,003    $1,806
  Accruing loans which are contractually
    past due 90 days or more                    832       494
      Total non-performing loans              2,835     2,300
  Other real estate owned                         0         7
      Total non-performing assets            $2,835    $2,307

The increase in the ratio reflects a rise in the amount of 90 day past due loans of $338,000 or 68.4 percent along with a slight increase in the amount of non-accrual loans. The bulk of this increase is attributable to one credit at Citizens which is expected to be current by the end of the next quarter.

CBT has a comprehensive credit grading system and internal loan review process. That process fully complies with the loan review guidelines set forth in the December 21, 1993 Interagency Policy Statement on the Allowance for Loan and Lease Losses. CBT, at March 31, 1995 has rated $4.4 million of credits as potential problems. These credits are not included in the schedule of non-performing assets above because the borrowers are servicing their loans in accordance with established repayment terms.



                         Funding Sources

Interest-Bearing Liabilities

At March 31, 1995, interest-bearing liabilities totaled $692.4 million, a decrease of $11.4 or 1.6 percent from December 1994 figures. The slight decrease came about as CBT funded its loan growth through the sale of securities available for sale. In management's opinion, the rate that must be paid to attract new deposits in existing markets and retain depositors who extensively "rate shop" has not warranted paying such a rate when alternative funding sources existed. In addition, over 1994 and in particular the first quarter of 1995, the spread of Federal Home Loan Bank advances over comparable Treasury rates has widened, making those funding sources less attractive than in earlier periods. The combination of the two factors has resulted in CBT shrinking its security balances to fund loan growth.


Core Deposits

In  CBT's  banking  subsidiaries,  demand  deposits,  NOW,  Money
Manager, Individual Retirement and savings accounts, and certificates of deposit under $100,000 provide a stable source of funding. At March 31, 1995 these deposits represented 72.7 percent of earning assets compared with a similar calculation as of December 31, 1994 of 72.5 percent. This level of core deposits is considered appropriate by management given CBT's asset mix.


Non-Interest Bearing Deposits

Non-interest bearing deposits of $65.2 million have fallen $5.7 million or 8.0 percent from December 31, 1994 levels. This decrease relates primarily to seasonal factors. The March 31, 1995 balances compare favorably with year earlier figures, up $5.2 million or 8.6 percent.


Purchased Deposits

Purchased deposits, which the Corporation defines as certificates of deposit with denominations of $100,000 or more, represented
8.8 percent of total earning assets at March 31, 1995 compared with 8.6 percent at December 31, 1994.

Other Borrowings

Other  borrowings  at  CBT represented 11.3  percent  of  earning assets at March 31, 1995 compared with the 12.7 percent of earning assets at December 31, 1994. In absolute terms, borrowings fell $12.6 million during the quarter ending March 31, 1995. The small decline, which is not significant, is a result of the sale of securities to pay down short term borrowings and equity becoming a greater relative source of funding. Federal funds purchased and securities sold under agreements to repurchase fell $8.4 million or 14.7 percent.


Asset and Liability Management

The goal of the asset and liability management process is to manage the structure of the balance sheet to provide the maximum level of net interest income while maintaining acceptable levels of interest rate risk (as defined below) and liquidity. The focal point of this process for much of 1994 was the Asset and Liability Management Committee (ALCO) of CBT's lead bank,
Citizens. In addition to considering the position of this bank, ALCO did review at a summary level the overall risk to changes in interest rates and the liquidity of CBT on a consolidated basis during its monthly meetings. In the fourth quarter of 1994, this committee's scope was expanded to include the entire corporation, with a corporate ALCO being formed that meets monthly to consider CBT's consolidated interest rate risk and liquidity posture. The committee takes an active role in maintaining and hedging CBT's profitability under a variety of interest rate scenarios.


Interest Rate Risk and Its Measurement

Interest rate risk is the risk that future changes in interest rates will reduce net interest income or the market value of CBT's balance sheet. Management uses various measurement tools to monitor and adjust CBT's interest rate risk position. One measurement tool is the GAP report, which classifies assets and liabilities and their respective yields and costs in terms of maturity or repricing date. While considerable judgment is necessary to appropriately classify certain balance sheet items that do not have contractual maturity or repricing dates, the GAP report provides management a basic measure of interest rate risk. CBT monitors the GAP position of each subsidiary individually (Fidelity Credit Corporation is included with Citizens), as well as on a consolidated basis.

Because of the limitations of GAP reports, CBT uses a computer model to estimate the impact of various parallel shifts in the yield curve on net interest income and market value. This model is run monthly for each subsidiary, as well as on a consolidated basis.

At Citizens, management has developed a model that identifies the portion of year-to-date net interest income derived from interest rate mismatches ("mismatch profits"). Identifying mismatch profits assists management in understanding the relative importance of such profits, which by their nature are largely beyond management's control, to overall net interest income. For the first quarter of 1995, mismatch profits represent less than 3 per cent of Citizen's tax-equivalent net interest income. CBT believes that these results are indicative of the Corporation as a whole.

Management of Interest Rate Risk

The management of interest rate risk is governed by an asset and liability management policy in place at Citizens. The policy specifies targets based primarily on the GAP report. During 1994, Citizens operated within the policy guidelines. Consolidated GAP reports produced for the end of the first quarter of 1995, indicated that CBT's consolidated interest rate risk position was also in compliance with policy.


Changes in Interest Rate Risk

In 1994, CBT supplemented its use of the GAP model, with a computer modeling approach that measures effects on net interest income and the fair value of equity under a variety of interest rate scenarios. CBT's management believes the two approaches complement each other in understanding the impact of changes in interest rates. Based on modeling using March 1995 data, CBT would expect its net interest income to decline no more than 2% under a 300 basis point parallel shift upward or downward of the yield curve. The GAP approach of measuring interest rate risk produced a 1 year cumulative interest rate GAP of 1.00 on March 31, 1995 compared with a GAP of .97 on December 31, 1994.


Liquidity Management

Liquidity management involves planning to meet funding needs at a reasonable cost, as well as developing contingency plans to meet unanticipated funding needs or a loss of funding sources. Liquidity management for CBT is monitored by ALCO, which takes into account the marketability of assets, the sources and stability of funding, and the level of unfunded loan commitments.

CBT's  consumer  deposits  provide  stability  with  respect   to
liquidity. In addition, membership in the Federal Home Loan Bank of Cincinnati provides a cost-effective alternate source of funding.


Capital Management

CBT believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. Bank subsidiaries are required to maintain capital levels sufficient to qualify for "well capitalized" status with banking regulators and to meet anticipated growth needs. Net income is the primary source of new capital for subsidiaries. Net income of subsidiaries in excess of capital requirements is available to CBT in the form of dividends and is used primarily to pay corporate dividends.

                                Well
                            Capitalized    Actual      Excess
March 31, 1995
  Leverage Ratio                5.00%      11.20%       6.20%
  Tier I                        6.00%      16.00%      10.00%
  Total Risk-Based             10.00%      17.25%       7.25%

December 31, 1994
  Leverage Ratio                5.00%      10.81%       5.81%
  Tier I                        6.00%      15.64%       9.64%
  Total Risk-Based             10.00%      16.89%       6.89%

Because of solid performance and conservative capital management, CBT has a strong capital position. CBT's Tier 1 capital ratio at March 31, 1995, was 16.00 percent and its total capital to risk-based assets ratio was 17.25 percent, compared with 15.64 percent and 16.89 percent at December 31, 1994, respectively. CBT's leverage ratio was 11.20 percent at March 31, 1995, compared with
10.81  percent at December 31, 1994.  The slight increase in  the ratio from December to March is primarily attributable to internal equity growth. These ratios compare favorably to the regulatory "well capitalized" minimums of 6.0 percent for Tier 1,
10.0 percent for total capital to risk-based assets, and 5.0 percent for leverage ratio.

CBT's stockholders' equity, exclusive of the unrealized loss on securities available for sale, net of deferred tax, grew $1.8 million or 1.9 percent from December 1994 levels. This increase equates to an annualized internal capital growth rate (ICGR) for 1995 of 7.4 percent. The ICGR represents the rate at which CBT's average stockholders' equity grew as a result of earnings retained (net income less dividends paid).

CBT declared an $0.11 per share dividend in the second quarter of 1995 compared with a $0.10 cent per share dividend in the second quarter of 1994. This represents a 10 percent increase in the quarterly dividend rate and reflects CBT's continuing record of strong earnings performance and its policy of maintaining the dividend payout ratio in a range of 28 to 32 percent. In the third quarter of 1994, CBT declared a two-for-one stock split payable on October 25, 1994.

Management  is  currently  not aware  of  any  recommendation  by regulatory  authorities  which,  if  implemented,  would  have  a
material   effect   on   the  Corporation's  liquidity,   capital
resources, or operations.


Market Data

At March 31, 1995, the Corporation had issued and outstanding 7,952,108 shares of common stock which was held by approximately 1,466 shareholders. Shareholders have received cash dividends per share of common stock quarterly in 1994 and thus far in 1995.

CBT Corporation common stock is traded on the NASDAQ Stock Market under the symbol CBTC.

The  following table summarizes transactions in common stock  and
cash  dividends  declared in 1994 and 1993.   The  trading  price
information reflects the range of actual reported sales prices for CBT Corporation common stock as reported by NASDAQ.

                                      Price
Quarter                          High      Low     Dividends
March 31, 1995                  $24.75    $21.00    $    .11
December 31, 1994                23.00     20.63         .11
September 30, 1994               22.75     20.75         .11
June 30, 1994                    21.50     19.50         .11
March 31, 1994                   23.38     18.50         .10

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          (a) The exhibits set out on the Exhibit Index included as page 25 of this report are furnished as a part of this report.

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CBT CORPORATION


DATE:  May 10, 1995             SIGNED: /s/ John E. Sircy
                                        John E. Sircy
                                        Executive Vice President
                                        and Chief Operating Officer
                                        (Principal Financial Officer)

                          EXHIBIT INDEX


NUMBER         DESCRIPTION


4(a) Articles of Incorporation of CBT Corporation, as amended are incorporated by reference to
               Exhibit 4(a) of Amended Form 10-Q of CBT
               Corporation dated September 6, 1994.

4(b) By-Laws of CBT Corporation are incorporated by reference to Exhibit 3 to the Registration
               Statement on Form S-14 of CBT Corporation
               (Registration No. 2-83583).

10(a) **CBT Corporation 1986 Stock Option Plan incorporated by reference to Exhibit 4 of Registration Statement on Form S-8 of CBT
               Corporation (Registration No. 33-28512).

10(b) **CBT Corporation 1993 Stock Option Plan incorporated by reference to Exhibit 1 of Form 10-Q of CBT Corporation dated March 31, 1993.

10(c) **Salary Continuance Agreement, incorporated by reference to Exhibit 10(c) of the Form 10-K of CBT Corporation for the year ended December
               31, 1990.

10(d) **Description of Incentive Compensation Plan, incorporated by reference to Exhibit 10(d) of the Form 10-K of CBT Corporation for the year ended
               December 31, 1990.

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

                           EXHIBIT 27

                     FINANCIAL DATA SCHEDULE
                  (filed in electronic format)
                               FOR
                         CBT CORPORATION

                      For the Period Ended
                         MARCH 31, 1995