Form 10-Q
period 1995-06-30
CBT CORP /KY/
filed 1995-08-14
CIK 719227

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarter ended June 30, 1995  Commission file number 0-16878



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

      Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__  No _____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Outstanding at June 30, 1995
Common Stock, No Par Value         7,904,935


                                  Page 1
                      This filing contains 33 pages.


                              CBT CORPORATION

PART I.  FINANCIAL INFORMATION                                   PAGE NO.

     Item 1.   Financial Statements

               Consolidated Balance Sheets at June 30, 1995,
               December 31, 1994 and June 30, 1994                    3

               Consolidated Statements of Income for Three
               Months and Six Months Ended June 30, 1995 and
               June 30, 1994                                          4

               Consolidated Statements of Changes in Shareholders' Equity for Six Months Ended June 30, 1995 and
               June 30, 1994                                          5

               Consolidated Statements of Cash Flows for Six
               Months Ended June 30, 1995 and June 30, 1994           6

               Notes to Consolidated Financial Statements         7 - 11

     Item 2.   Management's Discussion and Analysis of
               Consolidated Financial Condition and Results
               of Operations                                     12 - 22


PART II.  OTHER INFORMATION

     Item 1. through Item 4.                                          23

     Item 5. and Item 6.                                              24


SIGNATURE PAGE                                                        25


EXHIBIT INDEX                                                         26


AMENDMENT TO ARTICLES OF INCORORATION                            27 - 31


FINANCIAL DATA SCHEDULE                                          32 - 33





CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                (unaudited)  (audited) (unaudited)
($ in thousands)                             June 30   December 31  June 30
                                               1995        1994       1994
ASSETS
  Cash and due from banks                      $31,922    $30,404    $32,482
  Federal funds sold                                 -          -         50
      Total cash and cash equivalents           31,922     30,404     32,532

  Investment securities to be held to
    maturity                                    47,368     48,175     47,905

  Securities available for sale
    (at fair market value)                     149,107    161,478    177,767

  Loans, net of unearned interest              634,268    616,009    566,348
  Allowance for loan losses                    (11,424)   (11,533)   (11,649)
      Loans, net                               622,844    604,476    554,699

  Premises and equipment, net                   17,246     15,910     15,105
  Accrued interest receivable                    5,946      6,068      5,621
  Other                                          6,483      8,606      8,204
      TOTAL ASSETS                            $880,916   $875,117   $841,833

LIABILITIES
  Deposits:
    Non-interest bearing                       $68,786    $70,962    $66,322
    Interest bearing                           596,043    598,615    598,025
      Total deposits                           664,829    669,577    664,347

  Borrowings:
    Federal funds purchased and securities
      sold under agreements to repurchase       40,802     56,976     40,903
    Notes payable - U.S. Treasury                1,984      1,718      1,996
    Revolving lines of credit                    7,024      6,000      8,000
    Federal Home Loan Bank advances             50,614     35,432     22,950
    Term debt                                    5,092      5,092      5,115
       Total borrowings                        105,516    105,218     78,964

  Accrued interest payable                       4,934      3,881      3,822
  Other                                          6,419      5,104      4,231
      TOTAL LIABILITIES                        781,698    783,780    751,364

SHAREHOLDERS' EQUITY
   Common stock, no par value, authorized
    12,000,000 shares; issued and out-
    standing 7,904,935 shares at June 30,
    1995; 7,927,113 shares at December 31,
    1994; and 7,926,158 shares at June 30,
    1994                                         4,100      4,100      4,100
  Capital surplus                               18,985     18,553     18,543
  Retained earnings                             76,528     74,070     69,891
  Unrealized losses on securities available
    for sale, net of deferred taxes               (395)    (5,386)    (2,065)
      TOTAL SHAREHOLDERS' EQUITY                99,218     91,337     90,469

      TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                                $880,916   $875,117   $841,833



CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)                          Three Months Ended    Six Months Ended
($ in thousands except                  June  30              June  30
  per share data)                     1995      1994      1995      1994
INTEREST INCOME
  Loans, including fees:
    Taxable                           $15,230   $12,248    $29,823   $23,777
    Tax-exempt                             46        79         94       163
  Securities:
    Taxable                             2,387     2,631      4,902     4,965
    Tax-exempt                            880       967      1,783     1,925
  Other                                     5        75         77       192
      Total interest income            18,548    16,000     36,679    31,022

INTEREST EXPENSE
  Deposits                              7,312     5,655     14,259    11,118
  Other borrowings                      1,396       711      2,811     1,299
      Total interest expense            8,708     6,366     17,070    12,417

NET INTEREST INCOME                     9,840     9,634     19,609    18,605
  Provision for loan losses               259       384        490       695

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES              9,581     9,250     19,119    17,910

NON-INTEREST INCOME
  Trust and investment advisory
    fees                                  397       360        708       711
  Service charges on deposit
    accounts                              892       730      1,757     1,385
  Insurance commissions                   315       245        624       459
  Net gain on sale of securities          135       115        133       111
  Other                                   346       354        706       712
      Total non-interest income         2,085     1,804      3,928     3,378

NON-INTEREST EXPENSE
  Salaries and employee benefits        3,806     3,511      8,260     6,858
  Net occupancy                           285       230        538       490
  Depreciation and amortization           427       445        887       854
  Supplies                                211       203        397       372
  Data processing                         356       266        674       559
  FDIC assessments                        375       365        751       731
  Tax on bank shares                      296       272        591       544
  Other                                 1,822     1,739      3,040     3,248
    Total non-interest expense          7,578     7,031     15,138    13,656

INCOME BEFORE INCOME TAXES              4,088     4,023      7,909     7,632
  Income taxes                          1,161     1,109      2,215     2,088

NET INCOME                             $2,927    $2,914     $5,694    $5,544

NET INCOME PER COMMON SHARE             $0.37     $0.37      $0.72     $0.70





CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
($ in thousands)
                                                                   Total
                                                                Shareholders'
                                                                   Equity

Balance, December 31, 1994                                         $91,337
Net income                                                           5,694
Dividends on common stock                                           (1,745)
Stock options exercised                                                432
Purchase of common stock                                            (1,491)
Net change in unrealized gain (loss)
 on securities available for sale                                    4,991
Balance, June 30, 1995                                             $99,218




Balance, December 31, 1993                                         $88,712
Net income                                                           5,544
Dividends on common stock                                           (1,545)
Stock options exercised                                                158
Purchase of common stock                                              (335)
Net change in unrealized gain (loss)
 on securities available for sale                                   (2,065)
Balance, June 30, 1994                                             $90,469





CBT CORPORATION AND SUBSIDIARIES                          Six Months Ended
CONSOLIDATED STATEMENTS OF CASH FLOWS                         June 30
($ in thousands)                                         1995           1994
OPERATING ACTIVITIES:
 Net income                                            $5,694         $5,544
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                        490            695
         Depreciation                                     775            724
         Amortization                                     112            130
         Amortization and accretion of securities           5            428
         Net gain on sale of securities                  (133)          (111)
         Net gain on sale of premises and equipment         -            (52)
         Changes in assets and liabilities:
            Accrued interest receivable                   122           (132)
            Other assets                                 (676)            60
            Accrued interest payable                    1,053          1,268
            Other liabilities                           1,315            427
    Net cash provided by operating activities           8,757          8,981

INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities     1,710          1,328
  Proceeds from sales of securities available for
    sale                                               24,933         27,105
  Proceeds from maturities of securities available
    for sale                                            3,882          9,264
  Principal collected on mortgage-backed securities,
    including those classified as available for sale    3,412         17,500
  Payment for purchases of securities                 (12,953)       (57,495)
  Net increase in loans                               (18,858)       (42,207)
  Proceeds from sales of premises and equipment             -            472
  Payment for purchase of premises and equipment       (2,111)        (1,046)
    Net cash provided by (used in) investing
      activities                                           15        (45,079)

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                  (4,748)        15,703
  Net increase (decrease) in other short term
    borrowings                                        (15,908)         3,413
  Increase in FHLB advances                            15,182          5,989
  Cash advanced on revolving lines of credit            1,024          7,800
  Cash dividends paid                                  (1,745)        (1,545)
  Stock options exercised                                 432            158
  Purchase of common stock                             (1,491)          (335)
    Net cash provided by (used in) financing
      activities                                       (7,254)        31,183

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 $1,518        $(4,915)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        $30,404        $37,447
CASH AND CASH EQUIVALENTS, END OF PERIOD              $31,922        $32,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                          $16,017        $11,149
    Federal income taxes                               $1,994         $1,598





                     CBT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                               June 30, 1995

NOTE  1:   BASIS  OF  PRESENTATION AND SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.


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


Per Common Share Data

Net income per common share is based on 7,950,831 average shares outstanding during the six months ended June 30, 1995, and 7,926,158 average shares outstanding during the six months ended June 30, 1994. Common stock options are not included in net income per common share data since their effect is not significant. All share and per share information reflects the Corporation's 2-for-1 stock split on common shares declared on September 25, 1994, and payable October 25, 1994.





Reclassifications

Certain reclassifications have been made in the 1994 financial statements to conform to the presentation of the 1995 financial statements.



NOTE 2:   ACQUISITIONS

On May 31, 1994, CBT Corporation (CBT) of Paducah, Kentucky acquired 100 percent of the outstanding shares of common stock of BMC Bankcorp, Inc.
(BMC). In the transaction, accounted for as a pooling of interests, BMC shareholders received two shares of CBT common stock for each one share of BMC common stock held. As a result of the exchange, CBT issued an additional 1,195,560 shares of common stock. Accordingly, the accompanying financial statements have been restated to include the accounts and operations of BMC for periods prior to the merger.

                                                Six Months Ended
($ in thousands)                                     June 30
                                                      1994
Interest Income:
  CBT Corp as previously reported                      $23,593
  BMC Bankcorp                                           7,429
    Total as restated                                  $31,022

Net Income:
  CBT Corp as previously reported                       $4,425
  BMC Bankcorp                                           1,119
    Total as restated                                   $5,544

BMC's interest income and net income of $6,202,000 and $938,000, respectively, for the five months ended May 31, 1994 (unaudited) are included in the consolidated statement of income for the six months ended June 30, 1994.





NOTE 3:  INVESTMENT SECURITIES TO BE HELD TO MATURITY


($ in thousands)                               June  30, 1995
                                         ESTIMATED
                             AMORTIZED      FAIR          GROSS UNREALIZED
                                COST       VALUE        GAIN        LOSS
U.S. Treasury securities
    and obligations of
other
    U.S. Government              $2,842      $2,841         $23         $24
agencies
State and political              44,326      45,573       1,811         564
subdivisions
Other                               200         195           -           5
  Total securities              $47,368     $48,609      $1,834        $593



                                           December  31, 1994
                                         ESTIMATED
                             AMORTIZED      FAIR          GROSS UNREALIZED
                                COST       VALUE        GAIN        LOSS
U.S. Treasury securities
    and obligations of
other
    U.S. Government              $3,851      $3,741         $15        $125
agencies
State and political              44,124      42,473         539       2,190
subdivisions
Other                               200         186           -          14
  Total securities              $48,175     $46,400        $554      $2,329


Certain investment securities to be held to maturity were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $11,558,000 and $11,779,000, respectively, at June 30, 1995.







NOTE 4:  SECURITIES AVAILABLE FOR SALE


($ in thousands)                                June  30, 1995
                                          ESTIMATED
                              AMORTIZED      FAIR          GROSS UNREALIZED
                                 COST       VALUE        GAIN        LOSS
U.S. Treasury securities
    and obligations of
    U.S. Government agencies     $31,151     $31,427        $425        $149
State and political                9,609      10,115         591          85
subdivisions
Mortgage-backed securities        89,018      87,973         500       1,545
Derivative securities             12,212      11,867           4         349
Federal Home Loan Bank stock       7,623       7,623           -           -
Other                                102         102           -           -
  Total securities              $149,715    $149,107      $1,520      $2,128


                                            December  31, 1994
                                          ESTIMATED
                              AMORTIZED      FAIR          GROSS UNREALIZED
                                 COST       VALUE        GAIN        LOSS
U.S. Treasury securities
    and obligations of
    U.S. Government agencies     $32,408     $31,469         $28        $967
State and political               13,945      14,417         646         174
subdivisions
Mortgage-backed securities       104,543      97,632         177       7,088
Derivative securities             11,439      10,532           -         907
Federal Home Loan Bank stock       6,740       6,740           -           -
Other                                688         688           -           -
  Total securities              $169,763    $161,478        $851      $9,136


Certain securities available for sale were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $95,412,000 and $95,176,000, respectively, at June 30, 1995. Federal Home Loan Bank stock, which is classified as available for sale, is carried at cost.





NOTE 5:  LOANS


($ in thousands)                         June 30   December 31
                                           1995        1994
Commercial, industrial,
     and agricultural loans               $195,220    $191,243
Residential real estate loans              263,120     268,538
Installment loans                          186,212     166,871
  Total loans                              644,552     626,652
Less:  Unearned interest                    10,284      10,643
  Loans, net of unearned interest         $634,268    $616,009



NOTE 6:  PREMISES AND EQUIPMENT


($ in thousands)                         June 30   December 31
                                           1995        1994

Land                                        $1,996      $1,996
Buildings and improvements                  15,115      15,071
Furniture and equipment                     11,159      10,679
Construction in progress                     2,677       1,145
  Total premises and equipment              30,947      28,891
Less:  Accumulated depreciation
     and amortization                       13,701      12,981
  Net premises and equipment               $17,246     $15,910



NOTE 7:  INTEREST BEARING DEPOSITS


($ in thousands)                         June 30   December 31
                                          1995        1994

NOW accounts                               $91,492    $103,631
Money Manager accounts                      43,748      47,306
Individual retirement accounts              46,635      45,432
Savings accounts                            46,091      49,174
Certificates of deposit under $100,000     297,166     281,904
Certificates of deposit $100,000 and        70,911      71,168
above
  Total interest bearing deposits         $596,043    $598,615



PART I  - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

CBT Corporation ("CBT") is a multi-bank holding company that consists of four state chartered commercial banks, one federal savings bank, and a consumer finance company. CBT's banking subsidiaries have a total of 18 banking locations in Western Kentucky and its consumer finance subsidiary has 21 offices located throughout the state. The following discussion and analysis is presented on a consolidated basis.

The results of CBT's operations for the periods prior to May 31, 1994 have been restated to include the results of BMC Bankcorp, Inc. which was acquired by CBT effective May 31, 1994 and has been accounted for using the pooling of interests method of accounting. The accompanying financial statements have been restated to include the accounts and operations of BMC Bankcorp, Inc. for periods prior to the acquisition.

CBT reported record net income of $5,694,000 for the first six months of 1995, an increase of 2.7 percent over earnings of $5,544,000 for the first six months of 1994. Net income for the second quarter of 1995 was $2,927,000 compared to $2,914,000 for the second quarter of 1994. The second quarter 1995 net income increased 5.8 percent over the first quarter earnings. Net income per share for the second quarter 1995 remained consistent with the second quarter of 1994 at $0.37. For the first six months of 1995, net income increased 2.9 percent to $0.72, compared with $0.70 for the same period in 1994.

Return on average equity was 11.59 percent for the first six months of 1995 compared with 12.40 percent for the first six months of 1994. Return on average assets was 1.32 percent for the first six months of 1995, compared with 1.37 percent for the first six months of 1994.

At June 30, 1995, risk-based capital ratios of 15.83 percent for Tier 1 and
17.08 percent for Total Risk-Based well exceeded the minimum ratios set for a well-capitalized financial institution. CBT Corporation's leverage ratio of average assets to average shareholders' equity was 11.14 percent compared to 10.77 percent for the same period ended in 1994. This increase in leverage reflects a strong growth in internal equity.

The per common share amount for the first six months of 1994 has been restated to reflect a two-for-one split of the outstanding shares of common stock of CBT which was payable on October 25, 1994.


Consolidated Income Statement Analysis

Net Interest Income

Net interest income on a tax-equivalent basis is the difference between interest earned on assets and interest paid on liabilities, with adjustments made to present yields on tax-exempt assets as if such income was fully taxable. For the first six months of 1995, tax-equivalent net interest income provided 83.8 percent of CBT's net revenues, compared with
85.1 percent of net revenues in the first six months of 1994.

Total tax-equivalent net interest income for the second quarter of 1995 increased 1.7 percent to $10,163,000, up $172,000 from the same period of 1994. For the first six months of 1995, tax-equivalent net interest income was $20,265,000, a 4.7 percent increase over the $19,347,000 reported in the first six months of 1994. Growth in tax-equivalent net interest income over 1994 was primarily due to a 7.1 percent increase in average earning assets offset by an 11 basis point decline in net interest margin. The year-to-date increase in earning assets is primarily due to an $81.9 million or 15.2 percent increase in average loans outstanding.

Changes in the mix and volume of earning assets and interest-bearing liabilities, their related yields, and overall interest rates have a major impact on net income.

The following schedule presents yields and rates on key components of interest income and interest expense. Net interest margin which is tax equivalent interest income expressed as a percentage of total average earning assets is also presented below.


                                         Three Months Ended Six Months Ended
                                             June 30           June 30
                                          1995      1994    1995     1994

    Yield on loans (including fees)       9.94%    8.99%     9.71%    8.94%
    Yield on investments                  7.16%    6.88%     7.16%    6.79%
    Yield on other earning assets         2.86%    5.84%     5.83%    4.52%
      Yield on earning assets             9.11%    8.35%     9.09%    8.27%

    Rate on interest-bearing deposits     4.95%    3.83%     4.83%    3.81%
    Rate on other borrowings              5.48%    3.85%     5.48%    3.77%
      Rate on interest-bearing
        liabilities                       5.00%    3.83%     4.93%    3.81%

      Net interest margin(including
        fees)                             4.93%    5.10%     4.93%    5.04%

      Net interest spread                 4.11%    4.52%     4.16%    4.46%


Loan growth was experienced in all major loan categories. Commercial, industrial and agricultural loans increased over the June 30, 1994 total of $186.6 million by 4.6 percent to $195.2 million at June 30, 1995. Increased borrowings by current customers along with modest growth in new commercial loan business produced the increase.

Residential real estate loans increased from December 31, 1994 by $18.2 million or 7.5 percent to $262.1 million at June 30, 1995. The relatively strong regional economy coupled with increased sales efforts have produced these results.

Consumer loans at June 30, 1995 were $186.2 million compared with $143.8 million at June 30, 1994, an increase of $42.4 million or 29.5 percent. This strong growth, continuing the trend line established for several years, was a result of CBT's commanding local market share in indirect automobile and manufactured housing installment credit. Strong sales of both of these items assisted in producing this outstanding growth. In addition, direct consumer loans grew as a result of expansion in CBT's consumer finance company, Fidelity Credit Corporation ("FCC"). Six new FCC offices were opened between June 30, 1994 and June 30, 1995.

Net interest margin, the ratio of tax-equivalent net interest income divided by average earning assets, was 4.93 percent in second quarter of 1995, compared with 5.10 percent in the second quarter of 1994. CBT has increased the rates paid on deposits to remain competitive in the marketplace. This factor along with higher rates paid on other borrowings has caused the current decrease in interest margin. This decrease is being partially offset by the sales of securities to fund loan growth. Loans have typically produced higher yields as demonstrated in the table above. Net interest spread which is the net yield earned on earning assets less the rate paid on interest bearing liabilities was 4.11 percent for the quarter ended June 30, 1995, 41 basis points lower than the second quarter net interest spread of last year which was 4.52 percent. At June 30, 1995, average loans comprised 75.0 percent of average earning assets compared with 70.0 percent of average earning assets at mid-year 1994.



Year-to-date net interest margin remained constant at 4.93 percent for 1995 which was slightly lower (11 basis points) than 1994 year-to-date net interest margin at 5.04 percent. Net interest spread was 30 basis points lower than 1994 figures from 4.46 percent to 4.16 percent. This decrease in net interest margin and net interest spread are attributable to the same factors identified above for the second quarter comparison of 1995 versus 1994.


Provision for Loan Losses

The provision for loan losses reflects management's judgment of the cost associated with the credit risk inherent in CBT's loan portfolio. The consolidated provision for loan losses was $259,000 for the second quarter of 1995, a decrease of $125,000 or 32.5 percent compared with $384,000 provided in the second quarter of 1994. The provision for loan losses was an annualized 0.17 percent of average loans for the second quarter of 1995, compared with an annualized 0.28 percent in the second quarter of 1994. The reduction in the loan loss provision reflects continued recognition of the favorable credit quality trends CBT has experienced in recent years. The ratio of the allowance for loan loss reserve to total loans has fallen from 2.06 percent to 1.80 percent, chiefly as a result of increased loans. Management believes the allowance for loan losses is adequate based on the current level of non-performing assets and the expected level of future charge-offs.

Net loan losses for the second quarter of 1995 were $207,000 compared to $45,000 for the second quarter of 1994. Adjustments to the progression of the allowance for loan losses include a $6,000 discount related to the purchase of finance receivables at CBT's consumer finance affiliate.

The following is a progression of the allowance for loan losses:


                                    Three Months Ended  Six Months Ended
  ($ in thousands)                       June 30            June 30
                                       1995    1994      1995     1994

  Balance, beginning of period      $11,366  $11,310   $11,533   $10,998
  Provision for loan losses              259      384       490       695
  Adjustments related to
    purchase of finance                    6        -         6         -
  receivables
  Loans charged-off                     (293)     (186)    (846)     (287)
  Recoveries                              86       141      241       243
       Net charge-offs                  (207)      (45)    (605)      (44)
  Balance, end of period             $11,424   $11,649  $11,424   $11,649


Non-Interest Income

Non-interest income represented 17.0 percent of CBT's tax-equivalent revenue in the second quarter of 1995, compared with 15.3 percent in the second quarter of 1994. Consolidated non-interest income increased for the second quarter of 1995 by $281,000 or 15.6 percent over the second quarter of 1994. Non-interest income has increased in most major categories, particularly in the areas of service charges on deposit accounts and insurance commissions which have increased by $162,000 and $70,000 over the second quarter of 1994, respectively. This growth is in response to management's emphasis on fee opportunities.





The following table shows a breakdown of non-interest income:

                                 Three Months Ended  Six Months Ended
     ($ in thousands)                  June 30           June 30
                                     1995     1994     1995    1994
     Trust and investment
          advisory fees              $397     $360     $708    $711
     Service charges on
          deposit accounts            892      730    1,757   1,385
     Insurance commissions            315      245      624     459
     Net gain on sale of              135      115      133     111
     securities
     Other                            346      354      706     712
     Total non-interest income     $2,085   $1,804   $3,928  $3,378

In 1994, CBT announced a strategic alliance with J.C. Bradford and Co. ("JCB"), a Nashville-based regional brokerage firm, involving the placement of JCB brokers in CBT banking locations. Because of the transition from another provider of brokerage services to JCB, revenues from this activity declined $106,000 from the first six months of 1994 to the first six months of 1995. This decline has reversed course, and in the second quarter of 1995 brokerage income increased over the first quarter income by 140 percent from $65,000 to $155,000. In a continued effort to provide a full range of services at all banking locations, J. C. Bradford has recently opened a new satellite office at the Bank of Marshall County affiliate in Benton, Kentucky and at the Hopkinsville, Kentucky affiliate, Pennyrile Citizens Bank & Trust, and plans are under way to open a new office in the United Commonwealth Savings Bank office at Murray, Kentucky pending regulatory approval. Trust and investment advisory fees increased $37,000 in the second quarter of 1995, compared with 1994. Trust fees were up at the lead bank primarily because of fee schedule changes.


Non-Interest Expenses

Non-interest expenses increased $547,000 from $7.0 million in the second quarter of 1994 to $7.6 million for the second quarter of 1995. Salaries and benefits comprise a major part of the increase at $295,000. This increase is due to the re-alignment and replacement of departing employees in connection with a voluntary separation program that was offered earlier this year as part of "CBT 2000". Temporary help utilized during job transitions and over-staffing expenses that occurred during this second quarter (due to training of replacement personnel) are expected to be minimized by the end of this year. The increase in other expenses was also attributed in part to the re-structuring of core processes and technological advances made as part of this transition.

The following table shows a breakdown of non-interest expense:

                                      Three Months Ended Six Months Ended
   ($ in thousands)                        June 30           June 30
                                          1995    1994     1995    1994

   Salaries and employee benefits       $3,806  $3,511   $8,260  $6,858
   Net occupancy                           285     230      538     490
   Depreciation and amortization           427     445      887     854
   Supplies                                211     203      397     372
   Data Processing                         356     266      674     559
   FDIC assessments                        375     365      751     731
   Tax on bank shares                      296     272      591     544
   Other                                 1,822   1,739    3,040   3,248
     Total non-interest expense         $7,578  $7,031  $15,138 $13,656

The efficiency ratio, defined as non-interest expense divided by tax-equivalent net revenues, is a measure of how effective a financial services company is in leveraging its resources to produce revenue. For the second quarter of 1995, CBT's efficiency ratio was 61.87 percent compared with
59.61 percent for the second quarter of 1994.


Income Taxes

CBT's income tax planning is based upon the goal of maximizing long-term, after-tax profitability. Income tax expense is significantly affected by the mix of taxable versus tax-exempt revenues.

The effective income tax rate for the second quarter of 1995 was 28.4 percent compared with 27.6 percent for the second quarter of 1994. The slight increase is attributable to the decline of tax-exempt income as a percentage of gross revenues.



Consolidated Balance Sheet Analysis

Earning Assets

Average earning assets for the second quarter of 1995 were $826.5 million compared with $786.4 million for the year earlier period, an increase of $40.1 million or 5.1 percent. The increase is attributable to the continuation of strong loan demand in the markets CBT serves. Loan demand was funded, in part, through sales of securities; average security balances declined by $30.1 million or 13.1 percent from the second quarter of 1994 to the second quarter of 1995. Other earning assets, primarily in the federal funds sold category, declined by $6.9 million or 72.2 percent.

Securities available for sale declined from June 1994 to June 1995 as CBT sold securities to take advantage of loan demand. Strong loan growth was fueled by healthy local economies coupled with strong sales efforts. The shift to loans in the earning mix allowed the Corporation to enjoy higher yields than would have been achieved by leaving these funds invested in securities. In 1994, when accounting rules were established governing the classification of securities between securities available for sale and investment securities, CBT classified a relatively large portion of its total securities as available for sale. These securities are available for sale when market conditions are favorable or there are funding needs. The strategy of maximizing securities available for sale enabled CBT to sell securities to fund loan growth.

CBT has certain securities in its held to maturity and available for sale portfolios that are classified as derivative securities by banking regulators. Regulators stress that the appropriateness of these investments for a bank depends on management's ability to understand, measure and monitor the risk related to such investments. At June 30, 1995, CBT had $200,000 book value of federal agency derivatives in its held to maturity portfolio. The market value of these securities on June 30, 1995 was $195,000. At December 31, 1994, book value of these securities was $200,000 and market value was $186,000.

In its available for sale portfolio, CBT had $12,212,000 and $11,439,000 book value at June 30, 1995 and December 31, 1994, respectively, in derivative securities as defined by regulators. These amounts represent
8.2 percent and 6.74 percent of the total securities available for sale at June 30, 1995 and December 31, 1994, respectively. Market value for these securities was $11,867,000 at June 30, 1995 and $10,532,000 at the end of 1994. At June 30, 1995, derivative securities available for sale consisted of $7,907,000 in step-up bonds, $3,805,000 of de-leveraged bonds, and $500,000 of index amortizing notes. The step-up bonds have an increasing interest rate during the life of the bonds and are callable by the issuer at specific intervals. The de-leveraged bonds pay an adjustable rate of interest based on movement of an index; the index amortizing notes have a fixed interest rate, with maturities potentially fluctuating based on a mortgage index. All of these securities are guaranteed by a government agency and have maturities of seven years or less.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which was adopted by CBT in the first quarter of
1994. The Statement requires that investment securities classified as available for sale be reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of shareholders' equity. As of June 30, 1995, net unrealized losses related to investment securities available for sale were $395,000, net of deferred taxes. This net unrealized loss is a $5.0 million reduction from year end 1994 of $5.4 million. At June 30, 1994 net unrealized losses were $2.1 million.


Credit Risk Management

CBT manages exposure to credit risk though loan portfolio diversification by customer, industry, and loan type. As a result, there is no undue concentration in any single sector.

Loans by type appear below:


     ($ in thousands)                    June 30   December 31   June 30
                                           1995        1994        1994
     Commercial, industrial,
          and agricultural loans          $195,220    $191,243    $186,583
     Residential real estate loans         263,120     268,538     243,895
     Installment loans                     186,212     166,871     145,836
       Total loans                         644,552     626,652     576,314
     Less:  Unearned interest               10,284      10,643       9,966
       Loans, net of unearned interest    $634,268    $616,009    $566,348


As of June 30, 1995 CBT's commercial, industrial and agricultural loans totaled $195.2 million or 30.8 percent or total loans, net of unearned interest ("net loans"). This percentage is down from 32.9 percent for the year earlier figure and is a result of strong growth in residential real estate and installment loans in excess of that experienced in commercial, industrial, and agricultural loans.

As of June 30, 1995, residential real estate loans totaled $262.1 million or 41.5 percent of net loans, compared with $243.9 million or 43.1 percent of net loans for the year earlier period. Net installment loans totaled $186.2 million or 29.4 percent of net loans as of June 30, 1995, compared with $145.8 million or 25.8 percent of net loans as of June 30, 1994.

CBT is not aware of any loans classified for regulatory purposes at June 30, 1995, that are expected to have a material impact on CBT's future operating results, liquidity, or capital resources. There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual at June 30, 1995.

Management is aware of one credit at a subsidiary bank in the amount of approximately $1.89 million at June 30, 1995, about which there is serious doubt regarding the ability of the borrowers to comply with the loan repayment terms. At March 31, 1995, the credit was placed on non-accrual status. During the second quarter of 1995, the obligor made principal payments of $60,000. Subsequent to June 30, 1995, the obligor has made additional principal payments of $62,000. The value of the collateral supporting the indebtedness has been conservatively estimated at approximately $500,000. Principals obligated on the credit have personally guaranteed its repayment. There are no plans to advance additional funds related to this credit.


Allowance for Loan Losses

At June 30, 1995, the allowance for loan losses was $11.4 million, or 1.80 percent of net loans outstanding, compared with $11.6 million, or 2.06 percent at June 30, 1994. The ratio of the allowance for loan losses to non-performing assets was 262.9 percent at June 30, 1995, compared with
538.3 percent at June 30, 1994. Non-performing assets consist of non-accrual loans, loans past-due ninety days or more that are still accruing interest, and other real estate owned. While the ratio of the allowance for loan losses to non-performing assets has declined from June 1994 to June 1995, the ratio continues to compare rather favorably to industry averages. The decline is chiefly a result of higher non-accrual loans, particularly the $1.9 million credit previously mentioned.

Although it is impossible for any lender to predict future loan losses with complete accuracy, management monitors the allowance for loan losses with the intent to provide for all losses that can reasonably be anticipated based on current conditions. CBT maintains the allowance available to cover future loan losses within the entire loan portfolio.


Non-Performing Assets

The following table presents data on CBT's non-performing assets. At June 30, 1995, non-performing assets totaled $4.3 million, or 0.69 percent of net loans and other real estate owned, compared with $2.3 million, or 0.37 percent of net loans and other real estate owned, at December 31, 1994.


     ($ in thousands)                            June 30  December 31
                                                    1995     1994

       Non-accrual loans                           $3,770   $1,806
       Accruing loans which are contractually
         past due 90 days or more                     576      494
           Total non-performing loans               4,346    2,300
       Other real estate owned                          -        7
           Total non-performing assets             $4,346   $2,307

The increase in the ratio reflects a rise in the amount of non-accrual loans along with a slight increase in the amount of accruing loans which are contractually 90 days or more past due. The bulk of this increase is attributable to one credit at a CBT affiliate.

CBT has a comprehensive credit grading system and internal loan review process. That process fully complies with the loan review guidelines set forth in the December 21, 1993 Interagency Policy Statement on the Allowance for Loan and Lease Losses. CBT, at June 30, 1995 has rated $4.0 million of credits as potential problems. These credits are not included in the schedule of non-performing assets above because the borrowers are servicing their loans in accordance with established repayment terms.



Funding Sources

Interest-Bearing Liabilities

At June 30, 1995, interest-bearing liabilities totaled $701.6 million, an increase of $24.6 or 3.6 percent from $677.0 million reported at June 30, 1994. The increase is due to increased borrowings to supplement the sales of securities to fund loan growth.


Core Deposits

In CBT's banking subsidiaries, demand deposits, NOW, Money Manager, Individual Retirement and savings accounts, and certificates of deposit under $100,000 provide a stable source of funding. At June 30, 1995 these deposits represented 71.0 percent of earning assets compared with a similar calculation as of December 31, 1994 of 72.5 percent. This level of core deposits is considered appropriate by management given CBT's asset mix. Management has recently launched a new marketing campaign designed to expand the core customer base.

Non-Interest Bearing Deposits

Non-interest bearing deposits of $68.8 million have fallen $2.2 million  or
3.07 percent from December 31, 1994 levels. The June 30, 1995 balances compare favorably with year earlier figures, up $2.5 million or 3.6 percent.


Purchased Deposits

Purchased deposits, which the Corporation defines as certificates of deposit with denominations of $100,000 or more, increased $1.4 million or
2.0 percent to $70.9 million up from $69.5 million at June 30, 1994. These purchased deposits represent 8.5 percent of total earning assets.


Other Borrowings

Other borrowings at CBT remained fairly constant at 12.7 percent of earning assets at June 30, 1995 and December 31, 1994. A shift in other borrowings from federal funds purchased to Federal Home Loan Bank Advances occurred during the first half of 1995 to take advantage of lower rates. Federal funds purchased and securities sold under agreements to repurchase decreased $16.2 million from $57.0 million to $40.8 million as a result.





Asset and Liability Management

The goal of the asset and liability management process is to manage the structure of the balance sheet to provide the maximum level of net interest income while maintaining acceptable levels of interest rate risk (as defined below) and liquidity. The focal point of this process for all of 1995 has been the Asset and Liability Management Committee (ALCO) of CBT. The corporate ALCO meets monthly to consider CBT's consolidated interest rate risk and liquidity posture. The committee takes an active role in maintaining and hedging CBT's profitability under a variety of interest rate scenarios.


Interest Rate Risk and Its Measurement

Interest rate risk is the risk that future changes in interest rates will reduce net interest income or the market value of CBT's balance sheet. Management uses various measurement tools to monitor and adjust CBT's interest rate risk position. One measurement tool is the GAP report, which classifies assets and liabilities and their respective yields and costs in terms of maturity or repricing date. While considerable judgment is necessary to appropriately classify certain balance sheet items that do not have contractual maturity or repricing dates, the GAP report provides management a basic measure of interest rate risk. CBT monitors the GAP position of each subsidiary individually, with Fidelity Credit Corporation included as part of Citizens Bank & Trust Company of Paducah ("Citizens"). The GAP is also monitored on a consolidated basis.

Because of the limitations of GAP reports, CBT uses a computer model to estimate the impact of various parallel shifts in the yield curve on net interest income and market value. This model is run monthly for each subsidiary, as well as on a consolidated basis.

At Citizens, management has developed a model that identifies the portion of year-to-date net interest income derived from interest rate mismatches ("mismatch profits"). Identifying mismatch profits assists management in understanding the relative importance of such profits, which by their nature are largely beyond management's control, to overall net interest income. For the second quarter of 1995, mismatch profits represent less than 1.8 percent of Citizens' tax-equivalent net interest income. CBT believes that these results are indicative of the Corporation as a whole.


Management of Interest Rate Risk

The management of interest rate risk is governed by an asset and liability management policy in place at each subsidiary. The policy specifies targets based primarily on the GAP report. At the current time all affiliates are operating within the policy guidelines. Consolidated GAP reports produced for the end of the second quarter of 1995, indicated that CBT's consolidated interest rate risk position was also in compliance with policy.


Changes in Interest Rate Risk

In 1994, CBT supplemented its use of the GAP model, with a computer modeling approach that measures effects on net interest income and the fair value of equity under a variety of interest rate scenarios. CBT's management believes the two approaches complement each other in understanding the impact of changes in interest rates. Based on modeling using June 1995 data, CBT would expect its net interest income to decline no more than one percent under a 200 basis point parallel shift upward or downward of the yield curve. The GAP approach of measuring interest rate risk produced a one year cumulative interest rate GAP almost perfectly matched at .99 on June 30, 1995 compared with a GAP of .97 on December 31, 1994.

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

                                      Well
                                 Capitalized       Actual      Excess
     June 30, 1995
       Leverage Ratio                  5.00%      11.14%       6.14%
       Tier I                          6.00%      15.83%       9.83%
       Total Risk-Based               10.00%      17.08%       7.08%

     December 31, 1994
       Leverage Ratio                  5.00%      10.81%       5.81%
       Tier I                          6.00%      15.64%       9.64%
       Total Risk-Based               10.00%      16.89%       6.89%

Because of solid performance and conservative capital management, CBT has a strong capital position. CBT's Tier 1 capital ratio at June 30, 1995, was
15.83 percent and its total capital to risk-based assets ratio was 17.08 percent, compared with 15.64 percent and 16.89 percent at December 31,
1994, respectively. CBT's leverage ratio was 11.14 percent at June 30, 1995, compared with 10.81 percent at December 31, 1994. The slight increase in the ratio from December to June is primarily attributable to internal equity growth. These ratios compare favorably to the regulatory "well capitalized" minimums of 6.0 percent for Tier 1, 10.0 percent for total capital to risk-based assets, and 5.0 percent for leverage ratio.

At June 30, 1995, CBT's shareholders' equity, exclusive of the unrealized loss on securities available for sale, net of deferred tax, grew $2.9 million or 3.0 percent from December 1994 levels. This increase equates to an annualized internal capital growth rate (ICGR) for 1995 of 7.9 percent. The ICGR represents the rate at which CBT's average shareholders' equity grew as a result of earnings retained (net income less dividends paid).

CBT declared an $0.11 per share dividend in the second quarter of 1995. The dividend payout ratio for the second quarter of 1995 was 30.6 percent which falls within management's range for maintaining a dividend payout ratio of 28 to 32 percent. In the third quarter of 1994, CBT declared a two-for-one stock split payable on October 25, 1994.

Management is currently not aware of any recommendation by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.


Market Data

At July 31, 1995, the Corporation had issued and outstanding 7,952,108 shares of common stock which was held by approximately 1,470 shareholders. Shareholders have received cash dividends per share of common stock on a quarterly basis in 1994 and thus far in 1995.

CBT Corporation common stock is traded on the NASDAQ Stock Market under the symbol CBTC.

The following table summarizes transactions in common stock and cash dividends declared in 1995 and 1994. The trading price information reflects the range of actual reported sales prices for CBT Corporation common stock as reported by NASDAQ.

                                           Price
    Quarter                          High        Low   Dividends
    June 30, 1995                   $24.00     $19.75      $.11
    March 31, 1995                   24.75      21.00       .11
    December 31, 1994                23.00      20.63       .11
    September 30, 1994               22.75      20.75       .11
    June 30, 1994                    21.50      19.50       .11
    March 31, 1994                   23.38      18.50       .10





                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          (a) The Annual Meeting of Shareholders was held on Tuesday, April 18, 1995.

          (b) Each persons named in the proxy statement as a nominee for director was elected.

          (c) The following are the voting results on each of the matters which were submitted to the shareholders:

          Election of Directors:
                                                  Against
          Director                 For            or Withheld

          Irving P. Bright Jr.     6,798,392      720
          John L. Burman           6,772,800      720
          Patrick J. Cvengros      6,805,220      720
          William H. Dyer          6,432,171      720
          Louis A. Haas            6,810,535      720
          Joe Tom Haltom           6,758,230      720
          Kerry B. Harvey          6,695,241      720
          F. Donald Higdon         6,801,792      720
          William J. Jones         6,810,535      720
          Ted S. Kinsey            6,573,237      720
          Louis M. Michelson       6,418,401      720
          Bill B. Morgan           6,771,086      720
          Louis D. Myre            6,418,229      720
          David M. Paxton          6,381,941      720
          Robert P. Petter         6,428,737      720
          Joseph A. Powell         6,799,985      720
          William A. Usher         6,810,535      720

          Proposal to Amend the Articles of Incorporation of the Corporation to add a new Article XIII relating to the indemnification of directors, officers, and employees of the Corporation:

                                                  Against
          Proposal                 For            or Withheld    Abstain
          To Amend Articles
          of Incorporation         6,034,979      629,686        1,287,693


          The text of the matters referred to under this Item 4 is set forth in the proxy statement dated March 7, 1995 previously filed with the Securities and Exchange Commission, and is incorporated herein by reference.


Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          (a) The exhibits set out on the Exhibit Index included as page 25 of this report are furnished as a part of this report.

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995. However, on July 5, 1995 a Form 8-K was filed notifying the SEC of a change in independent accountants. This change was effective as of June 28, 1995.








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CBT CORPORATION


DATE: August 14, 1995        SIGNED:/s/ John E. Sircy
                                    John E. Sircy
                                    Executive Vice President
                                    and Chief Operating Officer
                                    (Principal Financial Officer)
































                               EXHIBIT INDEX


NUMBER         DESCRIPTION                                            PAGE


4(a)           Articles of Incorporation of CBT Corporation,
               as amended are incorporated by reference to
               Exhibit 4(a) of Amended Form 10-Q of CBT
               Corporation dated September 6, 1994.
4(b)           Articles of Amendment to the Articles of
                Incorporation of CBT Corporation.                     27 - 31

4(c) By-Laws of CBT Corporation are incorporated by reference to Exhibit 3 to the Registration
               Statement on Form S-14 of CBT Corporation
               (Registration No. 2-83583).

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


10(e)               Agreement and Plan of Reorganization and Plan of
               Merger dated January 10, 1994, between CBT
               Corporation, CBT Acquisition Corporation, and BMC
               Bankcorp, Inc. are incorporated by reference to Exhibits 2(a) and (b) of Form 8-K of CBT Corporation dated
               January 10, 1994.

27             Financial Data Schedule                                 32 - 33


**    Denotes  management contracts or compensatory plans  or  arrangements required to be filed as exhibits to this Form 10-Q.





                               EXHIBIT 4(b)

                               AMENDMENT TO
                         ARTICLES OF INCORPOARION
                                    FOR
                              CBT CORPORATION








                                EXHIBIT 27

                          FINANCIAL DATA SCHEDULE
                       (filed in electronic format)
                                    FOR
                              CBT CORPORATION

                           For the Period Ended
                               JUNE 30, 1995