Form 10-Q
period 1995-09-30
CBT CORP /KY/
filed 1995-11-15
CIK 719227

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarter ended September 30, 1995  Commission file number 0-16878




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

Yes __X__  No _____



      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Outstanding at October 31, 1995
Common Stock, No Par Value         7,904,935









                                  Page 1
                      This filing contains 40 pages.


                              CBT CORPORATION

PART I.  FINANCIAL INFORMATION                                    PAGE NO.

     Item 1.   Financial Statements

               Consolidated Balance Sheets at September 30, 1995,
               December 31, 1994 and September 30, 1994               3

               Consolidated Statements of Income for Three
               Months and Nine Months Ended September 30, 1995 and
               September 30, 1994                                     4

               Consolidated Statements of Changes in Shareholders' Equity for Nine Months Ended September 30, 1995 and
               September 30, 1994                                     5

               Consolidated Statements of Cash Flows for Nine
               Months Ended September 30, 1995 and September 30, 1994 6

               Notes to Consolidated Financial Statements             7 - 11

     Item 2.   Management's Discussion and Analysis of
               Consolidated Financial Condition and Results
               of Operations                                         12 - 22


PART II.  OTHER INFORMATION

     Item 1. through Item 6.                                          23

SIGNATURE PAGE                                                        24


EXHIBIT INDEX                                                         25


FORM OF SEVERANCE PROTECTION AGREEMENT                               26 - 38


FINANCIAL DATA SCHEDULE                                              39 - 40


















CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS              (unaudited)  (audited)   (unaudited)
($ in thousands)                         September 30 December 31 September 30
                                               1995       1994        1994
ASSETS
  Cash and due from banks                      $31,595     $30,404    $26,574
  Federal funds sold                                 -           -      3,800
      Total cash and cash equivalents           31,595      30,404     30,374

  Securities to be held to maturity             46,250      48,175     47,611

  Securities available for sale
    (at fair market value)                     153,786     161,478    167,183

  Loans, net of unearned interest              641,670     616,009    602,515
  Allowance for loan losses                    (11,299)   (11,533)    (11,900)
      Loans, net                               630,371     604,476    590,615

  Premises and equipment, net                   18,248      15,910     15,502
  Accrued interest receivable                    6,286       6,068      5,654
  Other                                          6,170       8,606      7,603
      TOTAL ASSETS                            $892,706    $875,117   $864,542

LIABILITIES
  Deposits:
    Non-interest bearing                       $69,631     $70,962    $68,445
    Interest bearing                           600,242     598,615    596,424
      Total deposits                           669,873     669,577    664,869

  Borrowings:
    Federal funds purchased and securities
      sold under agreements to repurchase       39,210      56,976     27,926
    Notes payable - U.S. Treasury                1,952       1,718      2,000
    Revolving lines of credit                    2,500       6,000      9,073
    Federal Home Loan Bank advances             55,899      35,432     36,490
    Term debt                                   10,069       5,092     22,966
       Total borrowings                        109,630     105,218     98,455

  Accrued interest payable                       5,131       3,881      4,035
  Other                                          6,644       5,104      5,553
      TOTAL LIABILITIES                        791,278     783,780    772,912

SHAREHOLDERS' EQUITY
  Common stock, no par value, authorized
    12,000,000 shares; issued and
    outstanding;7,904,935 shares at
    September 30, 1995; 7,927,113
    shares at December 31, 1994; and
    7,926,158 shares at September 30, 1994;      4,100       4,100      4,100
  Capital surplus                               18,985      18,553     18,543
  Retained earnings                             78,488      74,070     72,120
  Unrealized losses on securities available
    for sale, net of deferred taxes               (145)     (5,386)    (3,133)
      TOTAL SHAREHOLDERS' EQUITY               101,428      91,337     91,630

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                  $892,706    $875,117   $864,542



CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
                                     Three Months Ended     Nine Months Ended
(unaudited)                             September 30           September 30
($ in thousands except per share data)  1995     1994         1995      1994

INTEREST INCOME
  Loans, including fees:
    Taxable                        $15,965     $13,484    $45,788  $37,261
    Tax-exempt                          34          50        128      213
  Securities:
    Taxable                          2,388       2,739      7,290    7,704
    Tax-exempt                         852         910      2,635    2,835
  Other                                 24          14        101      206
      Total interest income         19,263      17,197     55,942   48,219

INTEREST EXPENSE
  Deposits                           7,580       5,877     21,839   16,995
  Borrowings                         1,466         965      4,277    2,264
      Total interest expense         9,046       6,842     26,116   19,259

NET INTEREST INCOME                 10,217      10,355     29,826   28,960
  Provision for loan losses            338         359        828    1,054

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES           9,879       9,996     28,998   27,906

NON-INTEREST INCOME
  Trust and investment advisory fees   378         232      1,086      943
  Service charges on deposit accounts  913         702      2,670    2,087
  Insurance commissions                331         256        955      715
  Net gain (loss) on sale of
    securities                          81        (271)       214     (160)
  Other                                299         286      1,005      998
      Total non-interest income      2,002       1,205      5,930    4,583

NON-INTEREST EXPENSE
  Salaries and employee benefits     3,763       3,456     12,023   10,314
  Net occupancy                        325         228        863      718
  Depreciation and amortization        464         412      1,352    1,266
  Supplies                             210         171        606      543
  Data processing                      379         276      1,053      835
  FDIC assessments                     376         367      1,127    1,098
  Tax on bank shares                   247         273        838      817
  Other                              2,027       1,747      5,067    4,995
    Total non-interest expense       7,791       6,930     22,929   20,586

INCOME BEFORE INCOME TAXES           4,090       4,271     11,999   11,903
INCOME TAXES                         1,183       1,161      3,398    3,249


NET INCOME                          $2,907      $3,110     $8,601   $8,654

NET INCOME PER COMMON SHARE          $0.37       $0.39      $1.08    $1.09







CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)
($ in thousands)
                                                               Total
                                                            Shareholders'
                                                               Equity

Balance, December 31, 1994                                     $91,337
Net income                                                       8,601
Dividends on common stock                                       (2,692)
Stock options exercised                                            432
Purchase of common stock                                        (1,491)
Net change in unrealized loss on
  securities available for sale                                  5,241
Balance, September 30, 1995                                   $101,428




Balance, December 31, 1993                                     $88,712
Net income                                                       8,654
Dividends on common stock                                       (2,417)
Stock options exercised                                            171
Purchase of common stock                                          (357)
Net change in unrealized loss on
  securities available for sale                                 (3,133)
Balance, September 30, 1994                                    $91,630







CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)                                            Nine Months Ended
($ in thousands)                                          September 30
                                                        1995       1994
OPERATING ACTIVITIES:
 Net income                                            $8,601      $8,654
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                        828       1,054
         Depreciation                                   1,183       1,085
         Amortization                                     169         181
         Amortization and accretion of securities           9         537
         Net (gain) loss on sale of securities           (214)        160
         Net (gain) loss on sale of premises and
          equipment                                        17         (59)
         Changes in assets and liabilities:
            Accrued interest receivable                  (218)       (165)
            Other assets                                 (555)      1,181
            Accrued interest payable                    1,250       1,481
            Other liabilities                           1,540       1,749
    Net cash provided by operating activities          12,610      15,858

INVESTING ACTIVITIES:
  Proceeds from maturities of securities to be held
    to maturity                                         2,953       2,118
  Proceeds from sales of securities available for
    sale                                               32,172      42,073
  Proceeds from maturities of securities available
    for sale                                            6,382       9,764
  Principal collected on mortgage-backed securities,
    including those classified as available for sale    5,588      20,309
  Payment for purchases of securities                 (29,220)    (67,703)
  Net increase in loans                               (26,723)    (78,482)
  Proceeds from sales of premises and equipment             -         483
  Payment for purchase of premises and equipment       (3,538)     (1,807)
    Net cash used in investing activities             (12,376)    (73,245)

FINANCING ACTIVITIES:
  Net increase in deposits                                296      16,225
  Net decrease in short term borrowings               (12,555)     (8,544)
  Increase in FHLB advances                            20,467      37,426
  Cash advanced on revolving lines of credit            1,500       9,300
  Principal payments on revolving lines of credit     (5,000)      (1,490)
  Cash dividends paid                                 (2,692)      (2,417)
  Stock options exercised                                 432         171
  Purchase of common stock                             (1,491)       (357)
    Net cash provided by financing activities             957      50,314

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  1,191       (7,073)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         30,404       37,447
CASH AND CASH EQUIVALENTS, END OF PERIOD              $31,595      $30,374

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                          $24,866      $17,778
    Federal income taxes                               $3,013       $2,751






                     CBT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                            September 30, 1995

NOTE  1:   BASIS  OF  PRESENTATION AND SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.


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


Per Common Share Data

Net income per common share is based on 7,935,760 average shares outstanding during the nine months ended September 30, 1995, and 7,926,158 average shares outstanding during the nine months ended September 30, 1994. Common stock options are not included in net income per common share data since their effect is not significant. All share and per share information reflects the Corporation's 2-for-1 stock split on common shares declared on September 25, 1994, and paid October 25, 1994.





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

BMC's interest income and net income of $6,202,000 and $938,000, respectively, for the five months ended May 31, 1994 (unaudited) are included in the consolidated statement of income for the nine months ended September 30, 1994.







NOTE 3:  SECURITIES TO BE HELD TO MATURITY



($ in thousands)                             September  30, 1995
                                             ESTIMATED
                                   AMORTIZED    FAIR       GROSS UNREALIZED
                                      COST     VALUE      GAIN      LOSS
U.S.  Treasury securities and
obligations
  of other U.S. Government            $2,438    $2,438       $20       $20
agencies
State and political subdivisions      43,612    45,635     2,354       331
Other                                    200       198         -         2
  Total securities                   $46,250   $48,271    $2,374      $353


                                             December  31, 1994
                                             ESTIMATED
                                   AMORTIZED    FAIR       GROSS UNREALIZED
                                      COST     VALUE      GAIN      LOSS
U.S. Treasury securities and
obligations
  of other U.S. Government            $3,850    $3,741       $15      $125
agencies
State and political subdivisions      44,125    42,473       539     2,191
Other                                    200       186         -        14
  Total securities                   $48,175   $46,400      $554    $2,330


Certain securities to be held to maturity were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $11,387,000 and $11,778,000, respectively, at September 30, 1995.







NOTE 4:  SECURITIES AVAILABLE FOR SALE


($ in thousands)                            September  30, 1995
                                            ESTIMATED
                                 AMORTIZED    FAIR         GROSS UNREALIZED
                                   COST       VALUE      GAIN       LOSS
U.S.  Treasury securities
  and obligations of other
  U.S. Government agencies         $37,544    $37,919       $499       $124
State and political                  9,610     10,167        619         62
subdivisions
Mortgage-backed securities          86,768     85,842        489      1,415
Deravitive securities               12,229     11,999          2        232
Federal Home Loan Bank stock         7,737      7,737          -          -
Other                                  122        122          -          -
  Total securities                $154,010   $153,786     $1,609     $1,833


                                            December  31, 1994
                                            ESTIMATED
                                 AMORTIZED    FAIR         GROSS UNREALIZED
                                   COST       VALUE      GAIN       LOSS
U.S.  Treasury securities and
  obligations of other
  U.S. Government agencies         $32,408    $31,469        $28       $967
State and political                 13,945     14,417        646        174
subdivisions
Mortgage-backed securities         104,543     97,633        177      7,087
Deravitive securities               11,439     10,532          -        907
Federal Home Loan Bank stock         6,740      6,740          -          -
Other                                  688        688          -          -
  Total securities                $169,763   $161,478       $851     $9,136




Certain securities available for sale were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $88,540,000 and $88,494,000, respectively, at September 30, 1995. Federal Home Loan Bank stock, which is classified as available for sale, is carried at cost.








NOTE 5:  LOANS

($ in thousands)                      September 30  December 31  September 30
                                          1995        1994        1994
Commercial, industrial,
  and agricultural loans                  $201,291    $191,243    $221,648
Residential real estate loans              258,590     268,538     249,563
Installment loans                          191,864     166,871     141,409
  Total loans                              651,745     626,652     612,620
Less:  Unearned interest                    10,075      10,643      10,105
  Total loans, net of unearned            $641,670    $616,009    $602,515
interest



NOTE 6:  PREMISES AND EQUIPMENT

($ in thousands)                      September 30  December 31  September 30
                                            1995        1994        1994

Land                                        $1,996      $1,996      $1,954
Buildings and improvements                  16,569      15,071      15,038
Furniture and equipment                     12,074      10,679      10,410
Construction in progress                     1,692       1,145         618
    Total premises and equipment            32,331      28,891      28,020
Less:  Accumulated depreciation
  and amortization                          14,083      12,981      12,518
    Net premises and equipment             $18,248     $15,910     $15,502


NOTE 7:  INTEREST BEARING DEPOSITS

($ in thousands)                      September 30  December 31  September 30
                                            1995        1994        1994

NOW accounts                                $93,908    $103,631     $99,327
Money Manager accounts                       44,804      47,306      56,285
Individual retirement accounts               49,635      45,432      44,773
Savings accounts                             45,982      49,174      43,487
Certificates of deposit under $100,000      292,241     281,904     281,532
Certificates of deposit $100,000 and         73,672      71,168      71,020
above
  Total interest bearing deposits          $600,242    $598,615    $596,424


PART I  - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

CBT Corporation ("CBT") is a multi-bank holding company that consists of four state chartered commercial banks, one federal savings bank, and a consumer finance company. CBT's banking subsidiaries have a total of 18 banking locations in Western Kentucky and its consumer finance subsidiary has 24 offices located throughout the state. The following discussion and analysis is presented on a consolidated basis.

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

For the first nine months of 1995, CBT reported net income of $8,601,000, a slight decrease of 0.6 percent from the first nine months of 1994, which was reported at $8,654,000. Net of non-recurring re-engineering costs, CBT's net income for the period would have been $9,390,000 or 8.5 percent higher than that of the same period last year. For the third quarter of 1995, net income was $2,907,000 which is $203,000 lower than the third quarter of 1994. A major factor affecting third quarter net income was a 32 percent increase in interest expense over the third quarter of 1994. This increase in interest expense is due to higher rates paid on deposits and increased borrowings during the year. Net income per share for the nine months ended September 30, 1995 remained fairly constant with net income per share a year ago at $1.08 versus $1.09 for 1994. Per share earnings for the third quarter 1995 were $0.37, while third quarter 1994 per share earnings were $0.39.

Return on average equity was 11.48 percent for the first nine months of 1995 compared with 12.55 percent for the first nine months of 1994. Return on average assets, which is used as an indicator of earnings efficiency, was 1.30 percent for the first nine months of 1995, compared with 1.45 percent for the first nine months of 1994.

CBT's subsidiaries, collectively and individually, well exceeded the minimum regulatory capital ratios set for well-capitalized financial institutions. At September 30, 1995, CBT's Tier 1 risk-based capital ratio was 15.93 percent and its total risk-based capital ratio was 17.18 percent. CBT's leverage ratio of average assets to average shareholders' equity was
11.22 percent compared to 10.35 percent for the same period ended in 1994.

The per common share amount for the first nine months of 1994 has been restated to reflect a two-for-one split of the outstanding shares of common stock of CBT which was declared on September 25, 1994 and paid on October 25, 1994.


Consolidated Income Statement Analysis

Net Interest Income

Net interest income on a tax-equivalent basis is the difference between interest earned on assets and interest paid on liabilities, with adjustments made to present yields on tax-exempt assets as if such income was fully taxable. For the first nine months of 1995, tax-equivalent net interest income provided 83.8 percent of CBT's net revenues, compared with
86.8 percent of net revenues in the first nine months of 1994.

Total tax-equivalent net interest income for the third quarter of 1995 decreased 1.7 percent or $181,000 from the third quarter a year ago, while year-to-date tax-equivalent net interest income increased by 2.3 percent from $30.1 million to $30.8 million over last year. Changes in the mix and volume of earning assets and interest-bearing liabilities, their related yields, and overall interest rates have a major impact on net income. Growth in tax-equivalent net interest income for 1995 over 1994 was mainly due to a moderate growth in interest earning assets of 5.7 percent, which was
partially  offset by a 16 basis point decline in net interest margin.   The
year-to-date increase in earning assets is primarily due to a 13.2 percent growth in average loans outstanding.

The following schedule presents yields and rates on key components of interest income and interest expense. Net interest margin, which is tax equivalent interest income expressed as a percentage of total average earning assets, is also presented below.


                                    Three Months Ended  Nine Months Ended
                                        September 30      September 30
                                        1995     1994     1995     1994

 Yield on investments                    7.07%   6.92%    6.56%    6.85%
 Yield on loans (including fees)         9.99%   9.25%    9.80%    9.06%
 Yield on federal funds sold and
   other money market investments        6.33%   6.05%    6.03%    4.10%
     Yield on earning assets             9.29%   8.59%    8.99%    8.38%

 Rate on interest-bearing deposits       5.02%   3.97%    4.90%    3.93%
 Rate on borrowings                      5.52%   4.62%    5.49%    4.07%
     Rate on interest bearing            5.09%   4.05%    4.98%    3.94%
 liabilities

 Net interest margin (including fees)    4.99%   5.24%    4.95%    5.11%

 Net interest spread                     4.20%   4.54%    4.01%    4.44%

For the period ended September 30, 1995, total loans, net of unearned interest, were $641.7 million. This represents a 6.5 percent growth over the same period last year at $602.5 million. Major growth has occurred particularly in the installment loans at $191.9 million, up 35.7 percent compared to September 30, 1994 installment loans of $141.4 million.

Supplementing the strong installment loan growth, CBT's consumer finance company, Fidelity Credit Corporation ("FCC") has experienced continued growth by opening six new offices since September 1994, for a total of 21 offices located throughout central and western Kentucky.

Net interest margin, the ratio of tax-equivalent net interest income divided by average earning assets, was 4.99 percent in the third quarter of 1995, compared with 5.24 percent in the third quarter of 1994, a decrease of 25 basis points. CBT continues to remain competitive in the marketplace by paying increased rates on deposits which is reflected in the increase of 105 basis points from 3.97 percent for the third quarter of 1994 to 5.02 percent for the third quarter of 1995. This factor, along with higher rates paid on other borrowings, caused the decrease in net interest margin. Loans continue to produce higher yields, increasing 74 basis points from the third quarter of 1994 at 9.25 percent to 9.99 percent for third quarter 1995. In addition, investment yields improved modestly to 7.07 percent, up 15 basis points.

Year-to-date September 30, 1995 net interest margin was 16 basis points lower at 4.95 percent compared to 5.11 percent a year ago. The increase in rates paid on deposits remained consistent, increasing 97 basis points from
3.93 percent for the nine months ended 1994 to 4.90 percent for the nine months ended 1995. The increase in the yield on loans also remained consistent, increasing 74 basis points from 9.06 percent to 9.80 percent for the nine months ended 1995. The investment yields declined, however, for the nine months ended 1995 by 24 basis points to 6.56 percent.

Net interest spread which is the net yield earned on earning assets less the rate paid on interest bearing liabilities was 4.20 percent for the quarter ended September 30, 1995, 34 basis points lower than the third quarter net interest spread of last year which was 4.54 percent.


Provision for Loan Losses

The provision for loan losses reflects management's judgment of the cost associated with the credit risk inherent in CBT's loan portfolio. The consolidated provision for loan losses was $338,000 for the third quarter of 1995, a decrease of $21,000 compared with $359,000 in the third quarter of 1994. For the nine months ended 1995, the provision for loan loss was $828,000, which is $226,000 or 21.4 percent lower than $1.1 million provision expense a year ago. The ratio of the allowance for loan loss to total loans has fallen from 1.98 percent at September 30, 1994 to 1.76 percent at September 30, 1995, chiefly as a result of increased loans and two charge-offs of approximately $300,000 each during 1995. Management believes the allowance for loan losses is adequate based on the current level of non-performing assets and the expected level of future charge-offs.

Net charge-offs for the third quarter of 1995 were $463,000 compared to $108,000 for the third quarter of 1994, and for the nine months ended 1995, net charge-offs were $1.1 million compared to $152,000 for the same period a year ago. Two large charge-offs of approximately $300,000 each accounted for approximately 56 percent of the increase during the first nine months of 1995. Adjustments to the progression of the allowance for loan losses include a $6,000 discount related to the purchase of finance receivables at CBT's consumer finance affiliate.

The following is a progression of the allowance for loan losses:


                                         Three Months      Nine Months
                                             Ended            Ended
 ($ in thousands)                        September 30      September 30
                                          1995    1994     1995    1994

 Balance, beginning of period          $11,424  $11,649  $11,533  $10,998
 Provision for loan losses                 338      359      828    1,054

 Adjustment related to purchase of
   finance receivables                       -        -        6        -

 Loans charged off                        (513)    (286)  (1,359)    (472)
 Recoveries                                 50      178      291      320
     Net charge-offs                      (463)    (108)  (1,068)    (152)

     Balance, end of period            $11,299  $11,900  $11,299  $11,900


 Allowance for loan losses to total
   loans, net of unearned interest        1.76%    1.98%    1.76%    1.98%

 Net charge-offs to average loans         0.29%    0.07%    0.23%    0.04%

 Non-performing assets to period-end
   loans and other real estate            0.70%    0.25%    0.70%    0.25%


Non-Interest Income

Non-interest income represented 16.0 percent of CBT's tax-equivalent revenue in the third quarter of 1995, compared with 10.1 percent in the third quarter of 1994. Non-interest income increased in the third quarter of 1995 $797,000 or 66.1 percent over the third quarter of 1994. Non-interest income increased in all major categories. Trust and investment advisory fees increased 62.9 percent from $232,000 to $378,000 over the third quarter of 1994. Service charges on deposit accounts and insurance commissions increased 30.1 percent and 29.3 percent respectively over the third quarter 1994. These increases reflect management's continued emphasis on fee income opportunities. In addition, portfolio restructuring opportunities during 1995 have resulted in gains on security sales. The net gain on security sales for the third quarter of 1995 was $81,000 as compared to a net loss of $271,000 for the third quarter of 1994.

The following table shows a breakdown of non-interest income:


                                  Three Months Ended    Nine Months Ended
($ in thousands)                     September 30         September 30
                                   1995      1994       1995       1994

Trust and investment advisory        $378      $232     $1,086       $943
fees
Service charges on deposit            913       702      2,670      2,087
accounts
Insurance commissions                 331       256        955        715
Net gain (loss) on sale of securities  81      (271)       214       (160)
Other                                 299       286      1,005        998
  Total non-interest income        $2,002    $1,205     $5,930     $4,583


In 1994, CBT announced a strategic alliance with J.C. Bradford and Co. ("JCB"), a Nashville-based regional brokerage firm, involving the placement of JCB brokers in CBT banking locations. Because of the transition from another provider of brokerage services to JCB, revenues from this activity declined during the first nine months of 1994. For the first nine months of 1995, brokerage income increased 3.2 percent from the first nine months of 1994 from $343,000 to $354,000. In a continued effort to provide a full range of services at all banking locations, JCB has opened an office at all of CBT's bank subsidiaries.


Non-Interest Expenses

Non-interest expense increased 12.4 percent from $6.9 million in the third quarter of 1994 to $7.8 million for the third quarter of 1995. For the first nine months of 1995, non-interest expense increased to $22.9 million, up 11.4 percent from last year. Net occupancy expenses comprised a major portion of the increase in non-interest expense, up 42.5 percent from $228,000 for the third quarter of 1994 to $325,000 for the third quarter of 1995. Data processing increased 37.3 percent, from $276,000 to $379,000 for the third quarter 1994 to the third quarter 1995 respectively. The increase in data processing expense is due in part to the increased expenses associated with upgrades and advancements in technological services.

The bank subsidiaries of CBT recognized a $360,000 reduction in FDIC premiums during the third quarter of 1995 because of the recapitalized status of the Bank Insurance Fund. This amount was offset by an estimate of the change expected to be assessed on deposits insured by the Savings Association Insurance Fund. Therefore, net income was unaffected for the third quarter of 1995.

The following table shows a breakdown of non-interest expense:


                              Three Months Ended     Nine Months Ended
($ in thousands)                 September 30          September 30
                               1995       1994      1995       1994

Salaries and employee          $3,763     $3,456   $12,023    $10,314
benefits
Net occupancy                     325        228       863        718
Depreciation and                  464        412     1,352      1,266
amortization
Supplies                          210        171       606        543
Data processing                   379        276     1,053        835
FDIC assessments                  376        367     1,127      1,098
Tax on bank shares                247        273       838        817
Other                           2,027      1,747     5,067      4,995
  Total non-interest expense   $7,791     $6,930   $22,929    $20,586

The efficiency ratio, defined as non-interest expense divided by tax-equivalent net revenues, is a measure of how effective a financial services company is in leveraging its resources to produce revenue. For the third quarter  of  1995, CBT's efficiency ratio was 62.25 percent  compared  with
58.25 percent for the third quarter of 1994. Included in the efficiency ratio calculations are the non-recurring re-engineering expenses previously mentioned. Net of non-recurring re-engineering expenses, the efficiency ratio for the first nine months of 1995 would be 59.16 percent.


Income Taxes

CBT's income tax planning is based upon the goal of maximizing long-term, after-tax profitability. Income tax expense is significantly affected by the mix of taxable versus tax-exempt revenues.

The effective income tax rate for the third quarter of 1995 was 28.9 percent compared with 27.2 percent for the third quarter of 1994. The slight increase is attributable to the decline of tax-exempt income as a percentage of gross revenues.



Consolidated Balance Sheet Analysis

Earning Assets

Average earning assets for the third quarter of 1995 were $836.3 million compared with $809.3 million for the year earlier period, an increase of $27 million or 3.3 percent. The increase is attributable to the continuation of strong loan demand in the markets CBT serves. Loan demand was funded, in part, through sales of securities in the available for sale portfolio; average security balances declined by $29.8 million or 13.1 percent from the third quarter of 1994 to the third quarter of 1995.

Securities available for sale declined 8.0 percent from September 1994 to September 1995 as CBT sold securities to take advantage of loan demand. The shift to loans in the earning mix allowed the Corporation to enjoy higher yields than would have been achieved by leaving these funds invested in securities. In 1994, when accounting rules were established governing the classification of securities between securities available for sale and investment securities, CBT classified a relatively large portion of its total securities as available for sale. These securities are available for sale when market conditions are favorable or there are funding needs. The strategy of maximizing securities available for sale enabled CBT to sell securities to fund loan growth.

CBT has certain securities in its held to maturity and available for sale portfolios that are classified as derivative securities by banking regulators. Regulators stress that the appropriateness of these investments for a bank depends on management's ability to understand, measure and monitor the risk related to such investments. At September 30, 1995, CBT had $200,000 book value of federal agency derivatives in its held to maturity portfolio. The market value of these securities on September 30, 1995 was $198,000. At December 31, 1994, book value of these securities was $200,000 and market value was $186,000.

In its available for sale portfolio, CBT had $12,229,000 and $11,439,000 book value at September 30, 1995 and December 31, 1994, respectively, in derivative securities as defined by regulators. These amounts represent
7.9 percent and 6.7 percent of the total book value of securities available for sale at September 30, 1995 and December 31, 1994, respectively. These securities were purchased by banks that were subsequently acquired by CBT. Market value for these securities was $11,999,000 at September 30, 1995 and $10,532,000 at the end of 1994. At September 30, 1995, derivative securities available for sale consisted of $7,924,000 in step-up bonds,
$3,805,000 of deleveraged bonds, and $500,000 of index amortizing notes. The step-up bonds have an increasing interest rate during the life of the bonds and are callable by the issuer at specific intervals. The deleveraged bonds pay an adjustable rate of interest based on movement of an index; the index amortizing notes have a fixed interest rate, with maturities potentially fluctuating based on a mortgage index. All of these securities are guaranteed by a government agency and have maturities of seven years or less.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which was adopted by CBT in the first quarter of
1994. The Statement requires that investment securities classified as available for sale be reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of shareholders' equity. As of September 30, 1995, net unrealized losses related to investment securities available for sale were $145,000, net of deferred taxes. This net unrealized loss is a $5.2 million reduction from year end 1994 of $5.4 million. At September 30, 1994 net unrealized losses were $3.1 million.


Credit Risk Management

CBT manages exposure to credit risk though loan portfolio diversification by customer, industry, and loan type. As a result, there is no undue concentration in any single sector.

Loans by type appear below:



($ in thousands)                      September 30  December 31  September 30
                                           1995        1994        1994
Commercial, industrial, and
agricultural loans                        $201,291    $191,243    $221,648
Residential real estate loans              258,590     268,538     249,563
Installment loans                          191,864     166,871     141,409
  Total loans                              651,745     626,652     612,620
Unearned interest                           10,075      10,643      10,105
  Total loans, net of unearned interest   $641,670    $616,009    $602,515


As stated earlier, total loans, net of unearned interest, were $641.7 million at the end of the third quarter of 1995, a 6.5% increase over the same period last year at $602.5 million. Installment loans at $191.9 million, are up by 35.7 percent from September 30, 1994 at $141.4 million. CBT controls a strong market share of indirect dealer lending of automobiles and manufactured housing. This factor, coupled with increase sales efforts, helped to achieve such a high growth rate.

Residential real estate loans experienced moderate growth over last year, increasing 3.6 percent from $249.6 million to $258.6 million. Commercial loans decreased 9.2 percent from September 30 1994 at $221.6 million to $201.3 million at September 30, 1995.

CBT is not aware of any loans classified for regulatory purposes at September 30, 1995, that are expected to have a material impact on CBT's future operating results, liquidity, or capital resources. There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual at September 30, 1995.


Allowance for Loan Losses

At  September 30, 1995, the allowance for loan losses was $11.3 million, or
1.76 percent of net loans outstanding, compared with $11.9 million, or 1.97 percent at September 30, 1994. The ratio of the allowance for loan losses to non-performing assets was 251 percent at September 30, 1995, compared with 799 percent at September 30, 1994. Non-performing assets consist of non-accrual loans, loans past-due ninety days or more that are still accruing interest, and other real estate owned. While the ratio of the allowance for loan losses to non-performing assets has significantly declined from September 1994 to September 1995, the ratio continues to compare favorably to industry averages. The decline is chiefly a result of higher non-accrual loans, particularly the $1.8 million credit previously mentioned.

Although it is impossible for any lender to predict future loan losses with complete accuracy, management monitors the allowance for loan losses with the intent to provide for all losses that can reasonably be anticipated based on current conditions. CBT maintains the allowance available to cover future loan losses within the entire loan portfolio.


Non-Performing Assets

The following table presents data on CBT's non-performing assets. At September 30, 1995, non-performing assets totaled $4.5 million, or 0.70 percent of net loans and other real estate owned, compared with $1.5 million, or 0.25 percent of net loans and other real estate owned, at September 30, 1994.


($ in thousands)                       September 30  December 31  September 30
                                             1995        1994         1994

  Non-accrual loans                          $3,873      $1,806        $865
  Accruing loans which are
    contractually past due 90 days or more      637         494         618
      Total non-performing loans              4,510       2,300       1,483
  Other real estate owned                         -           7           7
      Total non-performing assets            $4,510      $2,307      $1,490


The increase in the ratio reflects a rise in the amount of non-accrual loans along with a slight increase in the amount of accruing loans which are contractually 90 days or more past due. The bulk of this increase in non-accrual loans is attributable to one credit at a subsidiary bank in the amount of approximately $1.8 million at September 30, 1995, about which there is serious doubt regarding the ability of the borrowers to comply with the loan repayment terms. At March 31, 1995, the credit was placed on non-accrual status. During the second and third quarters of 1995, the obligor made principal payments of $183,000. Subsequent to September 30, 1995 the obligor has made additional principal payments of $30,000. The value of the collateral supporting the indebtedness has been conservatively estimated at approximately $500,000. Principals obligated on the credit have personally guaranteed its repayment. There are no plans to advance additional funds related to this credit.

CBT has a comprehensive credit grading system and internal loan review process. That process fully complies with the loan review guidelines set forth in the December 21, 1993 Interagency Policy Statement on the Allowance for Loan and Lease Losses. CBT, at September 30, 1995 has rated $4.5 million of credits as potential problems. These credits are not included in the schedule of non-performing assets above because the borrowers are servicing their loans in accordance with established repayment terms.



Funding Sources

Interest-Bearing Liabilities

At September 30, 1995, interest-bearing liabilities totaled $709.9 million, an increase of $15.0 million or 2.2 percent from $694.9 million reported at September 30, 1994. The increase is due to increased borrowings to supplement the sales of securities to fund loan growth.


Core Deposits

In CBT's banking subsidiaries, demand deposits, NOW, Money Manager, Individual Retirement and savings accounts, and certificates of deposit under $100,000 provide a stable source of funding. At September 30, 1995 these deposits represented 70.7 percent of earning assets compared with a similar calculation as of September 30, 1994 of 72.7 percent. This level of core deposits is considered appropriate by management given CBT's asset mix. Management continues to develop new marketing campaigns designed to expand the core customer base.

Non-Interest Bearing Deposits

Non-interest bearing deposits of $69.6 million have risen $1.2 million from September 30, 1994 levels of $68.4 million, while the September 30, 1995 balances are a slight decrease over the December 31, 1994 levels of $71.0 million.


Purchased Deposits

Purchased deposits, which the Corporation defines as certificates of deposit with denominations of $100,000 or more, increased $2.7 million or
3.7 percent to $73.7 million up from $71.0 million at September 30, 1994. At December 31, 1994, certificates of deposits of $100,000 and above were $71.2 million which represents a 3.5 percent increase for September 30, 1995. These purchased deposits represent 8.8 percent of total earning assets at September 30, 1995.


Borrowings

CBT's borrowings increased 11.4 percent from $98.5 million a year ago to $109.6 million at September 30, 1995. Federal Home Loan Bank advances rose $19.4 million while term debt and revolving lines of credit decreased $19.5 million from last year.


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

Because of the limitations of GAP reports, CBT also uses a computer model to estimate the impact of various parallel shifts in the yield curve on net interest income and market value. This model is run monthly for each subsidiary, as well as on a consolidated basis.

At Citizens, management has developed a model that identifies the portion of year-to-date net interest income derived from interest rate mismatches ("mismatch profits"). Identifying mismatch profits assists management in understanding the relative importance of such profits, which by their nature are largely beyond management's control, to overall net interest income. For the third quarter of 1995, mismatch profits represent less than 2.96 percent of Citizens' tax-equivalent net interest income. CBT believes that these results are indicative of the Corporation as a whole.


Management of Interest Rate Risk

The management of interest rate risk is governed by an asset and liability management policy in place at each subsidiary. The policy specifies targets based primarily on the one year GAP position in conjunction with a market volatility risk analysis. At September 30, 1995, CBT was within policy guidelines regarding the one year GAP position.


Changes in Interest Rate Risk

In 1995, CBT supplemented its use of the GAP model, with a computer modeling approach that measures effects on net interest income and the fair value of equity under a variety of interest rate scenarios. CBT's management believes the two approaches complement each other in understanding the impact of changes in interest rates. Based on modeling using September 1995 data, CBT would expect its net interest income to decline no more than one percent under a 200 basis point parallel shift upward or downward of the yield curve. The GAP approach of measuring interest rate risk produced a one year cumulative interest rate GAP of .93 on September 30, 1995 compared with a GAP of .97 on December 31, 1994.


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

The following analysis shows comparisons between the regulatory requirements for "well capitalized" institutions and the actual capital position of CBT:

                                           Well
                                        Capitalized   Actual      Excess
 September 30, 1995
   Leverage Ratio (Equity to Assets)       5.00%      11.22%       6.22%
   Tier 1 Risk-Based                       6.00%      15.93%       9.93%
   Total Risk-Based                       10.00%      17.18%       7.18%

 December 31, 1994
   Leverage Ratio (Equity to Assets)       5.00%      10.81%       5.81%
   Tier 1 Risk-Based                       6.00%      15.64%       9.64%
   Total Risk-Based                       10.00%      16.89%       6.89%

Because of solid performance and conservative capital management, CBT has a strong capital position. CBT's Tier 1 capital ratio at September 30, 1995, was 15.93 percent and its total capital to risk-based assets ratio was
17.18 percent, compared with 15.64 percent and 16.89 percent at December 31, 1994, respectively. CBT's leverage ratio was 11.22 percent at September 30, 1995, compared with 10.81 percent at December 31, 1994. The slight increase in the ratio from December to September is primarily attributable to internal equity growth. These ratios compare favorably to the regulatory "well capitalized" minimums of 6.0 percent for Tier 1, 10.0 percent for total capital to risk-based assets, and 5.0 percent for leverage ratio.

At September 30, 1995, CBT's shareholders' equity, exclusive of the unrealized loss on securities available for sale, net of deferred tax, grew $4.9 million or 5.0 percent from December 1994 levels. This increase equates to an annualized internal capital growth rate (ICGR) for 1995 of
8.9 percent as a result of earnings retained (net income less dividends paid).

CBT declared a $0.12 per share dividend in the third quarter of 1995. The dividend payout ratio for the third quarter of 1995 was 31.3 percent which falls within management's range for maintaining a dividend payout ratio of 28 to 32 percent. In the third quarter of 1994, CBT declared a two-for-one stock split payable on October 25, 1994.

Management is currently not aware of any recommendation by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.


Market Data

At October 31, 1995, the Corporation had issued and outstanding 7,904,935 shares of common stock which was held by approximately 1,470 shareholders. Shareholders have received cash dividends per share of common stock on a quarterly basis in 1994 and thus far in 1995.

CBT Corporation common stock is traded on the NASDAQ Stock Market under the symbol CBTC.

The following table summarizes transactions in common stock and cash dividends declared in 1995 and 1994. The trading price information reflects the range of actual reported sales prices for CBT Corporation common stock as reported by NASDAQ.

                                         Price
 Quarter                           High          Low      Dividends
 September 30, 1995               $24.25        $19.25       $0.12
 June 30, 1995                     24.00         19.75        0.11
 March 31, 1995                    24.75         21.00        0.11
 December 31, 1994                 23.00         20.63        0.11
 September 30, 1994                22.75         20.75        0.11
 June 30, 1994                     21.50         19.50        0.11
 March 31, 1994                    23.38         18.50        0.10


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

          (b) On July 5, 1995 a Form 8-K was filed notifying the SEC of a change in independent accountants. This change was effective June 28, 1995.








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CBT CORPORATION


DATE: November 14, 1995                 SIGNED:/s/ Jeffrey R. Nieder
                                               Jeffrey R. Nieder
                                               Senior Vice President
                                               and Chief Financial Officer









                               EXHIBIT INDEX


NUMBER         DESCRIPTION                                            PAGE


4(a) Articles of Incorporation of CBT Corporation, as amended are incorporated by reference to
               Exhibit 4(a) of Amended Form 10-Q of CBT
               Corporation dated September 6, 1994.
4(b) Articles of Amendment to the Articles of Incorporation of CBT Corporation are incorporated by reference to Exhibit 4(b) on Form 10-Q of CBT Corporation dated June 30, 1995.

4(c) By-Laws of CBT Corporation are incorporated by reference to Exhibit 3 to the Registration
               Statement on Form S-14 of CBT Corporation
               (Registration No. 2-83583).


10             Form of Severance Protection Agreement
               entered into by CBT Corporation and
               certain executive officers.                           26 - 38


27             Financial Data Schedule                               39 - 40







                                EXHIBIT 10

                                  FORM OF
                      SEVERANCE PROTECTION AGREEMENT
                              entered into by

                              CBT CORPORATION
                                    and
                        Certain Executive Officers