Form 10-K
period 1995-12-31
CBT CORP /KY/
filed 1996-04-01
CIK 719227

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- ---------  EXCHANGE ACT OF 1934 (FEE REQUIRED). FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1995
                                       OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---------  EXCHANGE ACT OF 1934.  FOR THE TRANSITION PERIOD FROM
                   TO
           --------  --------
                         COMMISSION FILE NUMBER 0-16878

                                 CBT CORPORATION
               (Exact name of registrant as specified in charter)

          KENTUCKY                                           61-1030727
         (State or other jurisdiction of                     (IRS Employer
         of incorporation or organization)                   Identification No.)


                        333 BROADWAY, PADUCAH, KY  42001
                   (Addresses of principal executive offices)

      Registrant's telephone number, including area code:   (502) 575-5100

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.
YES     X        NO           .
   ------------    ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ----

State the aggregate market value of the voting stock held by non affiliates of the registrant - at March 15, 1996, $177,875,303. Indicate the number of shares outstanding of each of the issuer's classes of common stock - as of March 15, 1996, 7,905,569 shares.

Documents incorporated by reference:
Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated herein by reference to Parts I and II of this Report. Portions of the registrant's Proxy Statement dated March 8, 1996 are incorporated by reference to Part III of this Report.


                                     Page 1
                         This filing contains 54 pages.

                                TABLE OF CONTENTS


PART I                                                                  PAGE

Item 1.  Business                                                         3
Item 2.  Properties                                                       9
Item 3.  Legal Proceedings                                                10
Item 4.  Submission of Matters to a Vote of Security Holders              10

PART II

Item 5.  Market for the Registrant's Common Stock
         and Related Stockholder Matters                                  10
Item 6.  Selected Financial Data                                          10
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10
Item 8.  Financial Statements and Supplementary Data                      11
Item 9.  Changes In and Disagreements with Accountants
         on Accounting and Financial Disclosure                           11

PART III

Item 10. Directors and Executive Officers of the Registrant               11
Item 11. Executive Compensation                                           11
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                       11
Item 13. Certain Relationships and Related Transactions                   11

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                         12

SIGNATURES                                                                13-14

EXHIBIT INDEX                                                             15

PART I
ITEM 1.  BUSINESS

CBT Corporation ("CBT"), is a multi-bank and thrift holding corporation, registered under the Bank Holding Company Act of 1956 ("the Act"), as amended, and the Home Owners Loan Act ("HOLA"). It was organized under the laws of the Commonwealth of Kentucky in March 1983. CBT maintains its principal headquarters in Paducah, Kentucky. It is the parent company of four banks, the Bank of Marshall County ("BMC"), Citizens Bank & Trust Company ("Citizens"), Graves County Bank ("GCB"), and Pennyrile Citizens Bank and Trust Company ("PCB"), and one thrift, United Commonwealth Bank, FSB ("UCB"). Fidelity Credit Corporation ("FCC"), a consumer finance company, is a wholly-owned subsidiary of Citizens. United Commonwealth Services Corporation ("UCSC"), which provides brokerage services to customers, is a wholly-owned subsidiary of UCB. CBT provides financial services primarily in Western Kentucky through its 17 bank locations, with the consumer finance company having 25 locations
throughout Kentucky.   At December 31, 1995, CBT had total consolidated assets
of $904.7 million, total loans net of unearned interest of $644.7 million and total stockholders' equity of $104.4 million. CBT had 453 full-time equivalent employees at December 31, 1995.

Beginning in 1995, many operational functions previously performed by bank personnel are performed by holding company personnel on a centralized basis. This occurred as part of a re-engineering effort by CBT to redesign its core processes to better serve customers and improve operational efficiencies in order to maintain a competitive posture in the industry. In the financial services business, CBT faces competition from banks, savings and loan associations, consumer finance companies, insurance companies, credit unions, brokerage houses and other financial and quasi-financial institutions. Some of the competing financial institutions have capital and resources in excess of the capital and resources of CBT.

On May 31, 1994, CBT acquired BMC Bankcorp, Inc. ("BMC Bankcorp"), the parent company of BMC, GCB and UCB, by issuing 2,391,120 shares of its common stock in exchange for all the shares of BMC Bankcorp stock. The exchange was accounted for as a "pooling of interests". In 1994, BMC Bankcorp, Inc. was merged into CBT.

On November 30, 1993, CBT acquired Pennyrile Bancshares, Inc., the parent company of PCB, by issuing 492,070 shares of its common stock in exchange for all the issued and outstanding shares of Pennyrile Bancshares, Inc. The exchange was accounted for as a "pooling of interests". Pennyrile Bancshares, Inc. was merged into CBT in 1994.


CITIZENS BANK AND TRUST COMPANY

Citizens was authorized to commence business in 1888 and conducts a general banking business encompassing most of the services, both commercial and consumer, which banks may lawfully provide, including the acceptance of demand, savings, and time deposits; the making of commercial, consumer, mortgage and credit card loans; personal and corporate trust services, safe deposit facilities, and correspondent banking services. Additional services include providing brokerage services through a strategic alliance with J C Bradford & Co., a Nashville, Tennessee-based regional brokerage firm. While primarily serving customers in the Paducah and McCracken County area, Citizens' market area also includes several other counties in Western Kentucky and nearby Southern Illinois. In September 1993, Citizens completed the purchase of all the assets and the assumption of all the liabilities of three McCracken County branches of Security Trust Federal Savings and Loan Association ("Security Trust"). In the transaction, Citizens assumed approximately $62.2 million in deposits, acquired approximately $4.2 million in loans, premises and equipment and other assets and received approximately $58 million in cash. Of the three branches, the business of two branches were consolidated with existing Citizens branches with the premises being sold in the first quarter of 1994. The remaining branch was converted into a full service branch of Citizens. At December 31, 1995, before intercompany eliminations, Citizens had total assets of approximately $596.0 million.

Citizens conducts business in its principal office at 333 Broadway, Paducah, Kentucky and in 6 branch locations located within McCracken County. During 1995, Citizens remodeled three of its existing branch locations and upgraded facilities to meet customer needs.

Citizens is also the sole shareholder of Fidelity Credit Corporation, described below.


FIDELITY CREDIT CORPORATION

FCC, a Kentucky corporation, engages in the business of making consumer loans, both secured and unsecured. FCC operates under the Consumer Loan Act and Industrial Loan Act of Kentucky. In addition to its corporate office in Paducah, FCC operates 25 offices throughout Kentucky. FCC operated 6 offices in Tennessee until February 18, 1993 when these offices, representing assets of $6.1 million, were sold to a consumer finance company located in Dallas, Texas.

FCC's operations are primarily financed by short and long-term borrowings from two regional institutions. In 1995, Citizens provided a portion of FCC's short term funding. CBT guaranteed a portion of FCC's borrowings from the other regional institutions. At December 31, 1995, before intercompany eliminations, FCC had total assets of approximately $30.8 million.


PENNYRILE CITIZENS BANK AND TRUST COMPANY

PCB, organized in 1976, is a full-service commercial bank which provides services similar to that of Citizens. PCB's principal office is located at 2800 Fort Campbell Boulevard in Hopkinsville and has three additional branches located within Christian County. At December 31, 1995, before intercompany eliminations, PCB had total assets of approximately $62.2 million.


BANK OF MARSHALL COUNTY

BMC, organized in 1903, is a full service commercial bank which provides services similar to that of Citizens. BMC's principal office is located in Benton, Kentucky and it has two branches located in Draffenville and Gilbertsville, Kentucky. At December 31, 1995, before intercompany eliminations, BMC had total assets of approximately $151.9 million.


GRAVES COUNTY BANK

GCB, organized in 1898, is a full service commercial bank which provides services similar to that of Citizens. GCB has three locations in Graves County, Kentucky and maintains its main office in Mayfield, Kentucky. At December 31, 1995, GCB had assets, before inter-company eliminations, of $42.3 million.


UNITED COMMONWEALTH BANK, F.S.B.

UCB is a federal savings bank chartered on September 8, 1992 and opened on September 14, 1992. UCB's primary emphasis is on the traditional mortgage lending activities typically associated with savings associations. UCB also offers other traditional banking services through its main office in Murray, Kentucky. As a Federal savings bank, UCB may open branches in any Kentucky county. In the fourth quarter of 1995, UCB formed UCSC, a wholly-owned subsidiary, for the purposes of providing brokerage services to customers through the J. C. Bradford alliance. At December 31, 1995, UCB had assets, before intercompany eliminations, of $40.6 million.

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

Under the Act, CBT is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any non-banking corporation. Further, CBT may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of non-banking corporations except those corporations engaged in businesses or furnishing services which the Federal Reserve Board deems to be so closely related to banking as "to be a proper incident thereto". The Federal Reserve Board has determined that a number of activities meet this standard including making and servicing loans; performing certain fiduciary functions; leasing real and personal property; underwriting and dealing in government obligations and certain money market instruments; underwriting and dealing, to a limited extent, in corporate debt obligations and other securities that banks may not deal in; providing foreign exchange advisory and transactional services; and owning, controlling or operating a savings association, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. The Board, from time to time, may revise the list of permitted activities.

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

On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("the Interstate Banking Act"). When fully phased in, the Interstate Banking Act will remove state law barriers to interstate bank acquisitions and will permit the consolidation of interstate banking operations. Under the Interstate Banking Act, effective September 29, 1995, adequately capitalized and managed bank holding companies are allowed to acquire banks in any state, subject to CRA compliance, compliance with federal and state antitrust laws and deposit concentration limits, and subject to any state laws restricting the acquisition of a bank that has not been in existence for a minimum time period (up to five years). Effective September 29, 1995, the Interstate Banking Act also permitted any bank that is controlled by a bank holding company to act as agent for any affiliated financial institution in deposit and loan transactions, regardless of whether the institutions are located in the same or different states. The Interstate Banking Act's interstate branching provisions will become operative on June 1, 1997, although any state can, prior to that time, adopt legislation to accelerate interstate branching or prohibit it completely. The Interstate Banking Act's interstate branching provisions will permit banks to merge across state lines and, if state laws permit DE NOVO branching, to establish a new branch as its initial entry into a state.

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

The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. Under this system, in establishing the insurance premium assessment for each bank, the FDIC will take into consideration, and will charge an institution with perceived inherent risks a higher insurance premium. The FDIC will also consider the different categories and concentrations of assets and liabilities of the institution, the revenue needs of the deposit insurance fund, and any other factors the FDIC deems relevant. During 1995, the FDIC reduced the assessment rate for commercial banks where deposits are insured by the Bank Insurance Fund from 23 cents per $100 of eligible deposits to 4 cents per $100 of eligible deposits. Additionally, CBT's commercial banks received a refund totaling $360,000 of previously paid assessments in 1995. For 1996, the total annual FDIC assessment for Citizens, BMC, GCB and PCB is $2,000 each, which reflects the minimum assessment level.

The assessment for the Savings Association Insurance Fund members remains at the current rate of 23 cents per $100 of eligible deposits. This assessment includes UCB's deposits and a portion of Citizens' deposits that were assumed in the purchase of the Security Trust offices. A significant increase in the assessment rate or a special additional assessment with respect to insured deposits could have an adverse impact on the results of operations and capital levels of the subsidiaries of CBT.

The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered "well capitalized", "adequately capitalized", "undercapitalized" or "critically undercapitalized". At December 31, 1995, all of the subsidiaries exceeded the required ratios for classification as "well capitalized". Generally, as an institution is deemed to be less well capitalized, the scope and severity of the agencies' powers increase. The agencies' corrective powers can include, among other things, requiring an insured financial institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution's parent holding company; placing limits on asset growth and restrictions on activities; placing restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; prohibiting the institution from accepting deposits from correspondent banks; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution. Business activities may also be influenced by an institution's capital classification. For instance, only a "well capitalized" depository institution may accept brokered deposits without regulatory approval and an "adequately capitalized" depository institution may accept brokered deposits only with prior regulatory approval.

NON-BANK SUBSIDIARIES
Fidelity Credit Corporation is subject to regulatory restrictions imposed by federal and state regulatory agencies, with respect to consumer and other laws.


GOVERNMENTAL POLICIES

The operations of financial institutions may be affected by legislative changes. For example, Congress is presently considering various administrative and legislative proposals, including proposals to consolidate the bank regulatory agencies and to amend various consumer protection laws. In addition, Congress is considering various issues relating to the separation of banking and commerce including, for example, the repeal of the Glass Sheagall Act.

Financial institutions' operations also may be affected by the policies of various regulatory authorities. In particular, bank holding companies and their subsidiaries are affected by the credit policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit. Among instruments of monetary policy used by the Federal Reserve Board to implement its objectives are: open market operations in U.S. Government securities; changes in the discount rate on bank borrowings; and changes in reserve requirements on bank deposits.

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

COMPETITION

Bank holding companies and their subsidiaries are subject to intense competition from various financial institutions and other companies or firms that engage in similar activities. CBT's banking subsidiaries compete for deposits with other commercial banks, savings banks, savings and loan institutions, insurance companies, credit unions and issuers of commercial paper and other securities, such as shares in money market funds. In making loans, the Banks compete with other commercial banks, savings banks, savings and loan associations, consumer
finance companies, credit unions, leasing companies and other lenders.    In
providing trust services, brokerage services and money management services, CBT competes with other commercial banks, trust companies, brokerage houses, mutual fund managers and insurance companies. Many such competitors have substantial resources and operations which are national or international in scope.


EXECUTIVE OFFICERS

Information regarding the current executive officers of CBT, including their names, ages, positions with CBT, and a brief description of their business experience during the past five years, is presented below. Executive officers are elected annually by the Board of Directors.


NAME                     AGE  POSITION

WILLIAM J. JONES         40   President and Chief Executive Officer and a
                              director. Mr. Jones also serves as President and Chief Executive Officer of Citizens. Mr. Jones has been associated with the Corporation for the past 11 years.

JOHN E. SIRCY            39   Executive Vice President and Chief Operating
                              Officer. Mr. Sircy also serves as Executive Vice
                              President and Chief Operating Officer of Citizens and as a director of GCB and UCB. Mr. Sircy joined the Corporation in his current role in April 1994. Prior to that, he served as Vice
                              President and Chief Financial Officer of First
                              Illini Bancorp, Inc., Galesburg, Illinois, until
                              January 1991.  At that time, Mr. Sircy became Vice
                              President and Controller of Norwest Bank Iowa,
                              N.A. in Des Moines, Iowa, until August 1992, when he was named Senior Vice President and Chief
                              Financial Officer, a position he held until April
                              1994.

M. LEON JOHNSON          55   President and Chief Executive Officer, FCC. Mr.
                              Johnson serves as a director of Citizens and FCC and has been associated with the Corporation for 11 years, serving in his current role.

C. THOMAS MURRELL, III   52   Executive Vice President-Commercial and Consumer
                              Banking, Citizens.  Mr. Murrell joined the
                              Corporation in November 1991 as Senior Vice
                              President and Chief Credit Officer of Citizens.
                              Prior to that, he served as Executive Vice
                              President of the Corporate Banking Group at First
                              Security National Bank and Trust Company,
                              Lexington, Kentucky. Mr. Murrell assumed his current role in March 1994.

J. RUSSELL OGDEN, III    48   Executive Vice President-Financial Services,
                              Citizens. Mr. Ogden served as Senior Vice
                              President of Trust and Investments until March
                              1994, when he assumed his current position. He has been associated with the Corporation for 14 years.

STATISTICAL INFORMATION

Specific financial information required to be included under Item I of this Form 10-K is incorporated herein by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1995, and listed below along with a page reference where the information can be found in the Annual Report to
Shareholders:


     DESCRIPTION OF FINANCIAL INFORMATION REQUIRED          REFERENCE PAGE


     Three Year Average Balance and Net Interest
             Analysis                                              24

     Analysis of Changes in Net Interest Income                    23

     Carrying Value of Investment Securities                       36

     Carrying Value of Securities Available for Sale               37

     Maturity Distribution of Securities Available
          for Sale                                                 37

     Loan Portfolio                                                26

     Contractual Loan Maturities and Interest
          Sensitivity                                              28

     Non-performing Assets                                         27

     Impact of Non-accrual Loans on Interest Income                38

     Allowance for Loan Losses                                     38

     Average Deposits and Rates Paid                               24

     Maturity of Time Deposits of $100,000 or More                 28

     Return on Equity and Assets                                   22

     Short-Term Borrowings                                         39



ITEM 2.  PROPERTIES

The executive and administrative offices of CBT and the main office of Citizens consists of six floors of the ten story building known as Citizens Bank Building, which is located in downtown Paducah, Kentucky with a street address of 333 Broadway. Citizens owns the Citizens Bank Building and properties on which all its branches are located. PCB owns its main office and land, but has net annual lease income and expense on its branches of approximately $5,000.
All other branch locations of Citizens and CBT subsidiaries, except the FCC offices, are owned by CBT. BMC owns a building adjacent to its main office that houses the deposit operations function for CBT. Because of the nature of FCC's business, it generally maintains offices with a limited square footage, often in strip shopping centers. For these reasons and to give it maximum flexibility, FCC leases all of its locations under short term leases (generally three to five years) with annual aggregate lease payments of approximately $310,000.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.


PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
   STOCKHOLDER MATTERS

At March 15, 1996, CBT had issued and outstanding 7,905,569 shares of common stock. The approximate number of record holders as of March 15, 1996 was 1,488. Shareholders received quarterly cash dividends per share of common stock for each quarter of 1994 and 1995.

CBT Corporation common stock is traded on the NASDAQ National Market under the symbol CBTC.

The following table summarizes transactions in common stock and cash dividends declared in 1995 and 1994. The trading price information reflects the range of actual closing sales prices for CBT Corporation common stock as reported by NASDAQ.


                                 Market Value        Cash
                              -------------------
                                 Low       High    Dividends
                              ----------------------------------
          1st Quarter 1995      $21.00    $24.75     $ .11
          2nd Quarter 1995      $19.75    $24.00     $ .11
          3rd Quarter 1995      $19.25    $24.25     $ .12
          4th Quarter 1995      $20.00    $23.00     $ .12

          1st Quarter  1994     $18.50    $23.38     $ .10
          2nd Quarter 1994      $19.50    $21.50     $ .11
          3rd Quarter 1994      $20.75    $22.75     $ .11
          4th Quarter 1994      $20.63    $23.00     $ .11

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item appears on page 22 of the Annual Report to Shareholders for the fiscal year ended December 31, 1995, under the caption "Selected Financial Data" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears on pages 13-21 of the Annual Report to Shareholders for the fiscal year ended December 31, 1995, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item, Report of Independent Public Accountants, Consolidated Financial Statements, and Selected Quarterly Financial Data appears on pages 29, 30-44, and 43, respectively, of the Annual Report to Shareholders for the fiscal year ended December 31, 1995, and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 28, 1995, the Board of Directors of CBT Corporation determined to discontinue the service of Deloitte & Touche, the independent public accounting firm who was previously engaged as the principal accountant to audit CBT Corporation's financial statements. On that same date, the Company engaged a new independent public accounting firm, Arthur Andersen LLP, as its principal accountant to audit CBT Corporation's financial statements. The decision to change accountants was recommended by the audit committee of the Board of Directors and approved by the Board of Directors.

A Form 8-K was filed with the Securities and Exchange Commission on July 5, 1995 and is incorporated herein by reference.


PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 appears under the heading "PROPOSAL ONE ELECTION OF DIRECTORS" on pages 3-5 of the Proxy Statement and under the heading "BENEFICIAL OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS OF COMMON STOCK OF THE CORPORATION" on pages 2-3 of the Proxy Statement and is incorporated herein by reference.

Information regarding the Executive Officers of the Registrant is contained in
Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is contained on page 6 of the Proxy Statement under the heading "Compensation of Directors" and on pages 6-11 under the heading "EXECUTIVE COMPENSATION" of the Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is contained on pages 2-3 under the heading "BENEFICIAL OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS OF COMMON STOCK OF THE CORPORATION" of the Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained on page 8 under the heading "Compensation Committee Interlocks and Insider Participations" and on pages 14-15 under the heading "Transactions with Executive Officers and Directors" of the Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of the registrant and report of independent public accountants are included in the Annual Report to Shareholders for the fiscal year ended December 31, 1995, on the pages indicated and are incorporated herein by reference.

     (1)  Financial Statements:
              DESCRIPTION                                        PAGE

              Report of Independent Public Accountants           29
              Consolidated Balance Sheet                         30
              Consolidated Statement of Income                   31
              Consolidated Statement of Stockholders' Equity     32
              Consolidated Statement of Cash Flows               33
              Notes to Consolidated Financial
                       Statements                                34-44

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

(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 1995.

(c)  Exhibits.

         The exhibits listed on the Exhibit Index on page 15 of this report are filed herewith or incorporated herein by reference.

(d)  Financial Statement Schedules.

         The financial statement schedules are omitted because the information is not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized on March 27, 1996.

                              CBT CORPORATION

                              /s/ William J. Jones
                              William J. Jones
                              President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1996.


/s/ William J. Jones          President and Chief Executive Officer
William J. Jones              (Principal Executive Officer)


/s/ Jeffrey R. Nieder         Senior Vice President and
Jeffrey R. Nieder             Chief Financial Officer
                              (Principal Financial and Accounting Officer)


/s/ Irving P. Bright, Jr.
Irving P. Bright, Jr.         Director


/s/ John L. Burman
John L. Burman                Director


/s/ Patrick J. Cvengros
Patrick J. Cvengros           Director


/s/ William H. Dyer
William H. Dyer               Director


/s/ Louis A. Haas
Louis A. Haas                 Director


/s/ Joe Tom Haltom
Joe Tom Haltom                Director


/s/ Kerry B. Harvey
Kerry B. Harvey               Director


/s/ F. Donald Higdon
F. Donald Higdon              Director

/s/ Ted S. Kinsey
Ted S. Kinsey                 Director


/s/ Louis M. Michelson
Louis M. Michelson            Director


/s/ Bill B. Morgan
Bill B. Morgan                Director


_________________________
Louis D. Myre, M.D.           Director


/s/ David M. Paxton
David M. Paxton               Director


_________________________
Robert P. Petter              Director


/s/ Joseph A. Powell
Joseph A. Powell              Director


/s/ William A. Usher
William A. Usher              Director

EXHIBIT INDEX


NUMBER         DESCRIPTION                                                 PAGE


3(a) Articles of Incorporation of CBT Corporation, as amended are incorporated by reference to
               Exhibit 4(a), of Amended Form 10-Q of CBT
               Corporation dated September 6, 1994.

3(b) Articles of Amendment to the Articles of Incorporation of CBT Corporation are incorporated by reference to
               Exhibit 4(b) of Form 10-Q of CBT Corporation dated June 30, 1995.

3(c) By-Laws of CBT Corporation are incorporated by reference to Exhibit 3, to the Registration
               Statement of Form S-14 of CBT Corporation
               (Registration No. 2-83583).

10(a) **Form of Severance Protection Agreement between CBT Corporation and certain executive officers is incorporated by reference to Exhibit 10 of Form 10-Q of CBT Corporation dated September 30, 1995.

10(b) **CBT Corporation 1986 Stock Option Plan is incorporated by reference to Exhibit 4 of Registration Statement on Form S-8 of CBT
               Corporation (Registration No. 33-28512).

10(c) **CBT Corporation 1993 Stock Option Plan is incorporated by reference to Form 10-Q of CBT Corporation dated March 31, 1993.

10(d) **Salary Continuance Agreement is incorporated by reference to Exhibit 10(c) of the Form 10-K of CBT Corporation for the year ended December
               31, 1990.

10(e) **Description of Incentive Compensation Plan is incorporated by reference to Exhibit 10(d) of the Form 10-K of CBT Corporation for the year ended
               December 31, 1990.

13             Portions of the Annual Report to Security Holders           16-48

23             Consent of Independent Public Accountants                   49-50

27             Financial Data Schedule                                     51-52

99             Independent Auditors' Report                                53-54

**   Denotes management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.