Form 10-Q
period 1996-03-31
CBT CORP /KY/
filed 1996-05-15
CIK 719227

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended March 31, 1996  Commission file number 0-16878




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

Yes __X__  No _____



      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Outstanding at March 31, 1996
Common Stock, No Par Value         7,898,569









                                  Page 1
                      This filing contains 27 pages.


                              CBT CORPORATION

PART I.  FINANCIAL INFORMATION                                  PAGE NO.

     Item 1.   Financial Statements

               Consolidated Balance Sheets at March 31, 1996,
               December 31, 1995 and March 31, 1995                  3

               Consolidated Statements of Income for Three
               Months Ended March 31, 1996 and March 31, 1995        4

               Consolidated Statements of Changes in Shareholders' Equity for Three Months Ended March 31, 1996 and
               March 31, 1995                                        5

               Consolidated Statements of Cash Flows for Three
               Months Ended March 31, 1996 and March 31, 1995        6

               Notes to Consolidated Financial Statements          7-12

     Item 2.   Management's Discussion and Analysis of
               Consolidated Financial Condition and Results
               of Operations                                      13-22


PART II.  OTHER INFORMATION

     Item 1. through Item 6.                                         23

SIGNATURE PAGE                                                       24


EXHIBIT INDEX                                                        25

FINANCIAL DATA SCHEDULE                                           26-27







CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS              (unaudited) (audited)  (unaudited)
($ in thousands)                          March 31  December 31  March 31
                                            1996       1995        1995
ASSETS
  Cash and due from banks                   $30,621     $33,662    $28,093
  Federal funds sold                              -       1,000          -
      Total cash and cash equivalents        30,621      34,662     28,093

  Securities to be held to maturity          53,557      46,427     48,981

  Securities available for sale
    (at fair market value)                  167,787     158,474    147,886

  Loans, net of unearned interest           635,292     644,661    619,738
  Allowance for loan losses                  (9,858)    (11,004)   (11,366)
      Loans, net                            625,434     633,657    609,372

  Premises and equipment, net                18,797      18,872     16,535
  Accrued interest receivable                 6,455       6,752      5,937
  Other                                       6,628       5,897      7,824
      TOTAL ASSETS                         $909,279    $904,741   $863,628

LIABILITIES
  Deposits:
    Non-interest bearing                    $60,036     $69,628    $65,248
    Interest bearing                        599,929     604,106    599,696
      Total deposits                        659,965     673,734    664,944

  Borrowings:
    Federal funds purchased and securities
      sold under agreements to repurchase    52,704      39,037     48,601
    Notes payable - U.S. Treasury             2,072         459        556
    Revolving lines of credit                 5,000       4,000      6,500
    Federal Home Loan Bank advances          61,879      61,893     31,918
    Term debt                                10,069      10,069      5,092
       Total borrowings                     131,724     115,458     92,667

  Accrued interest payable                    4,832       4,341      4,329
  Other                                       7,273       6,837      6,008
      TOTAL LIABILITIES                     803,794     800,370    767,948

SHAREHOLDERS' EQUITY
  Common stock, no par value, authorized
    12,000,000 shares; issued and outstanding
    7,898,569 shares at March 31, 1996;
    7,907,435 shares at December 31, 1995;
    and 7,952,108 shares at March 31, 1996    4,100       4,100      4,100
  Capital surplus                            18,783      19,003     18,985
  Retained earnings                          82,945      80,961     75,429
  Unrealized gains (losses) on securities
    available for sale, net of deferred
    taxes                                      (343)        307     (2,834)
      TOTAL SHAREHOLDERS' EQUITY            105,485     104,371     95,680

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY               $909,279    $904,741   $863,628


CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME                    Three Months Ended
($ in thousands except per share data (unaudited)          March 31
                                                    1996             1995
INTEREST INCOME
  Loans, including fees:
    Taxable                                       $15,574          $14,593
    Tax-exempt                                         40               48
  Securities:
    Taxable                                         2,506            2,515
    Tax-exempt                                        868              903
  Other                                                18               72
      Total interest income                        19,006           18,131

INTEREST EXPENSE
  Deposits                                          7,170            6,947
  Borrowings                                        1,617            1,415
      Total interest expense                        8,787            8,362

NET INTEREST INCOME                                10,219            9,769
  PROVISION FOR LOAN LOSSES                           470              231

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                           9,749            9,538

NON-INTEREST INCOME
  Trust and investment advisory fees                  465              311
  Service charges on deposit accounts                 760              865
  Insurance commissions                               312              309
  Net gain (loss) on sale of securities                13               (2)
  Other                                               420              360
      Total non-interest income                     1,970            1,843

NON-INTEREST EXPENSE
  Salaries and employee benefits                    3,962            4,454
  Net occupancy                                       353              253
  Depreciation and amortization                       554              460
  Supplies                                            244              186
  Data processing                                     415              318
  FDIC assessments                                     57              376
  Tax on bank shares                                  303              295
  Other                                             1,707            1,218
    Total non-interest expense                      7,595            7,560

INCOME BEFORE INCOME TAXES                          4,124            3,821
INCOME TAXES                                        1,192            1,054

NET INCOME                                         $2,932           $2,767

NET INCOME PER COMMON SHARE                         $0.37            $0.35





CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)
($ in thousands)


                                                                  Total
                                                               Shareholders'
                                                                  Equity

Balance, December 31, 1995                                       $104,371
Net income                                                          2,932
Dividends on common stock                                            (948)
Stock options exercised                                                 -
Purchase of common stock                                             (220)
Change in unrealized gains (losses) on
  securities available for sale, net                                 (650)
Balance, March 31, 1996                                          $105,485




Balance, December 31, 1994                                        $91,337
Net income                                                          2,767
Dividends on common stock                                            (876)
Stock options exercised                                               432
Purchase of common stock                                             (532)
Change in unrealized gains (losses) on
  securities available for sale, net                                2,552
Balance, March 31, 1995                                           $95,680





CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)                                            Three Months Ended
($ in thousands)                                            March 31
                                                        1996       1995
OPERATING ACTIVITIES
 Net income                                            $2,932      $2,767
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                        470         231
         Depreciation                                     498         403
         Amortization                                      56          57
         Amortization and accretion of securities          15          14
         Loss (gain) on sale of securities                (13)          2
         Gain on sale of premises and equipment             -          (1)
         Changes in assets and liabilities:
            Accrued interest receivable                   297         131
            Other assets                                 (436)       (725)
            Accrued interest payable                      491         448
            Other liabilities                             436         940
    Net cash provided by operating activities           4,746       4,267

INVESTING ACTIVITIES
  Proceeds from maturities of securities to be held
    to maturity                                           400         100
  Proceeds from sales of securities available for sale      -      24,165
  Proceeds from maturities of securities available
    for sale                                            7,360       1,400
  Principal collected on mortgage-backed securities,
    including those classified as available for sale    2,423       1,555
  Payment for purchases of securities                 (27,628)    (10,524)
  Net increase in loans                                (7,753)     (4,127)
  Proceeds from sale of premises and equipment              -           1
  Payment for purchase of premises and equipment         (424)     (1,009)
    Net cash (used in) provided by investing
      activities                                      (10,116)     11,561

FINANCING ACTIVITIES
  Net decrease in deposits                            (13,769)     (4,633)
  Net increase (decrease) in short-term borrowings     15,280      (9,537)
  Net decrease in FHLB advances                           (14)     (3,514)
  Net cash advanced on revolving lines of credit        1,000         500
  Cash dividends paid                                    (948)       (876)
  Stock options exercised                                   -         432
  Purchase of common stock                               (220)       (532)
    Net cash provided by (used in) financing
       activities                                       1,329     (18,160)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  4,041      (2,332)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         34,662      30,404
CASH AND CASH EQUIVALENTS, END OF PERIOD              $30,621     $28,072

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                           $8,296      $7,914
    Federal income taxes                                 $325          $0






                     CBT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                              March 31, 1996

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Consolidation and Presentation Basis

The accompanying unaudited consolidated financial statements of CBT Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements include the accounts of CBT Corporation (the Parent Company) and its wholly-owned subsidiaries: Citizens Bank & Trust Company (Citizens), Pennyrile Citizens Bank & Trust Company, Bank of Marshall County, Graves County Bank and United Commonwealth Bank FSB. Collectively these entities constitute the "Corporation", which provides financial services primarily in western Kentucky and surrounding communities. Fidelity Credit Corporation is a wholly-owned subsidiary of Citizens. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995.


Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.


Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for potential losses based on management's evaluation of the loan portfolio, including the financial strength of guarantors, valuation of collateral, and the likelihood of further collection based upon the borrower's financial condition, as well as on prevailing and anticipated economic conditions.

Although management believes it uses the best information available to make determinations with respect to the Corporation's allowances, future adjustments may be necessary if economic or other conditions differ substantially from the economic and other conditions in the assumptions used in making the initial determinations, and such adjustments could be material.

Effective January 1, 1995, the Corporation adopted SFAS No. 114. Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These pronouncements require that impaired loans be measured based upon the present value of expected future cash flows, discounted at the loans' effective interest rate or at the loans' market price or fair value of collateral, if the loan is collateral dependent. When the measure of the impaired loan is less than that recorded investment in the loan, the impairment is recorded through a valuation allowance that is included in the allowance for loan losses. The adoption of these pronouncements did not have a material impact on the Corporation's consolidated financial statements.

The Corporation's impaired loans are generally measured on a loan by loan basis. Interest payments received on impaired loans are recorded as interest income unless collection of the loan is doubtful, in which case payments are recorded as a reduction of principal.


Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment is computed using the straight-line and accelerated methods over the estimated useful lives of the assets, as follows:

                                         Years
     Buildings and improvements              15 - 35
     Furniture and fixtures                     7
     Equipment                                  5


Repurchase Agreements

Certain securities are sold under agreements to repurchase and are treated as financings. The obligation to repurchase such securities is reflected as a liability on the consolidated balance sheets. The dollar amounts of securities underlying the agreements are included in the respective asset accounts.


Trust Fees and Assets

Revenues from trust services are reported on the cash basis in accordance with customary banking practice. Reporting such revenues on the accrual basis would not materially affect the accompanying consolidated financial statements. Assets held in a fiduciary or agency capacity for customers and beneficiaries are not included in the consolidated financial statements as such items are not assets of the Corporation.


Securities to be Held to Maturity and Securities Available for Sale

Effective January 1, 1994, the Corporation changed its method of accounting for securities to conform with Statement of Financial Accounting Standards
(SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Securities to be held to maturity are reported at cost, adjusted for premiums and discounts and consist of securities for which the Corporation has the positive intent and ability to hold to maturity. Available for sale securities are reported at fair value and consist of securities not classified as securities to be held to maturity. Unrealized holding gains and losses, net of deferred taxes, on available for sale securities are reported as a net amount in a separate component of shareholders' equity until realized.

Federal Home Loan Bank stock is not considered to be a marketable equity security under SFAS No. 115 and, therefore, is carried at cost. The stock is included in securities available for sale.

Amortization of premiums and accretion of discounts are recorded primarily on the interest method. Gains and losses on disposition of investment securities and securities available for sale are computed by the specific identification method.

Loans and Interest Income

Loans are stated at the principal balance outstanding, net of unearned interest. Interest on loans is based upon the principal balance outstanding, except interest on some consumer installment loans, which is recognized on the sum-of-the-years-digits method, and does not differ materially from the interest method.

The accrual of interest income is generally reviewed for discontinuance when a loan becomes 90 days past due as to principal or interest. When interest is discontinued, all unpaid accrued interest is reversed. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest or, in the opinion of management, the interest is collectible.


Income Taxes

The provision for income taxes in the interim periods has been calculated using the anticipated effective tax rate for the respective calendar year, taking into consideration certain tax exempt loan and investment income.


Per Common Share Data

Net income per common share data is based upon 7,906,912 average shares outstanding during the three months ended March 31, 1996, and 7,946,045 average shares outstanding during the three months ended March 31, 1995. The delutive effect of common stock options are not included in net income per common share data since their effect is not significant.


Reclassifications

Certain reclassifications have been made in the 1995 financial statements to conform to the presentation of the 1996 financial statements.


Uses of Estimates in the Preparation of Financial Statements

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.










NOTE 2:  SECURITIES TO BE HELD TO MATURITY



($ in thousands)                                 March  31, 1996
                                             ESTIMATED
                                   AMORTIZED    FAIR       GROSS UNREALIZED
                                      COST     VALUE      GAIN      LOSS
U.S.  Treasury securities and
  obligations of
  U.S. Government agencies            $2,329    $2,336       $18       $11
State and political subdivisions      51,129    52,825     2,110       414
Other                                    100       100         -         -
  Total                              $53,558   $55,261    $2,128      $425


                                              December  31, 1995
                                             ESTIMATED
                                   AMORTIZED    FAIR       GROSS UNREALIZED
                                      COST     VALUE      GAIN      LOSS
U.S. Treasury securities and
  obligations of
  U.S. Government agencies            $2,333    $2,352       $27        $8
State and political subdivisions      43,894    46,068     2,435       261
Other                                    200       199         -         1
  Total                              $48,175   $46,400    $2,462      $270


Certain securities to be held to maturity were pledged to secure public deposits, securities sold under agreements to repurchase, and other purposes as required or permitted by law. These pledged securities had an estimated amortized cost and estimated fair value of approximately $11,706,000 and $12,050,000, respectively, at March 31, 1996.








NOTE 3:  SECURITIES AVAILABLE FOR SALE



($ in thousands)                               March  31, 1996
                                           ESTIMATED
                                AMORTIZED    FAIR         GROSS UNREALIZED
                                  COST       VALUE      GAIN       LOSS
U.S.  Treasury securities
  and obligations of
  U.S. Government agencies        $57,333    $57,445       $276       $124
State and political                 9,587     10,119        593         62
subdivisions
Mortgage-backed securities         85,998     84,940        496      1,415
Derivative securities               7,265      7,151          7        232
Federal Home Loan Bank stock
  (at cost)                         8,010      8,010          -          -
Other                                 122        122          -          -
  Total                          $168,315   $167,787     $1,372     $1,900


                                            December  31, 1995
                                           ESTIMATED
                                AMORTIZED    FAIR         GROSS UNREALIZED
                                  COST       VALUE      GAIN       LOSS
U.S.  Treasury securities and
  obligations of
  U.S. Government agencies        $44,821    $45,236       $479        $64
State and political                 9,587     10,186        646         47
subdivisions
Mortgage-backed securities         83,952     83,557        576        971
Derivative securities              11,747     11,600         10        157
Federal Home Loan Bank Stock
  (at cost)                         7,873      7,873          -          -
Other                                  22         22          -          -
  Total                          $158,002   $158,474     $1,711     $1,239




Certain securities available for sale were pledged to secure public deposits, securities sold under agreements to repurchase, and other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $93,114,000 and $92,155,000, respectively, at March 31, 1996.





NOTE 4:  LOANS



($ in thousands)                         March 31  December 31   March 31
                                           1996        1995        1995

Commercial, industrial,
  and agricultural loans                  $204,900    $212,266    $191,513
Residential real estate loans              250,623     253,556     261,362
Installment loans                          189,152     189,036     177,037
  Total loans                              644,675     654,858     629,912
Less:  Unearned interest                     9,383      10,197      10,174
  Total loans, net of unearned            $635,292    $644,661    $619,738
interest



NOTE 5:  PREMISES AND EQUIPMENT



($ in thousands)                        March 31   December 31  March 31
                                          1996        1995        1995

Land                                        $1,971      $1,971      $1,996
Buildings and improvements                  13,224      17,715      15,087
Furniture and equipment                     18,357      13,537      10,799
Construction in progress                        80          20       1,963
    Total premises and equipment            33,632      33,243      29,845
Less:  Accumulated depreciation
  and amortization                          14,835      14,371      13,310
    Net premises and equipment             $18,797     $18,872     $16,535


NOTE 6:  INTEREST BEARING DEPOSITS



($ in thousands)                          March 31  December 31   March 31
                                            1996        1995        1995

NOW accounts                                $97,958    $101,448     $93,934
Money Manager accounts                       41,910      45,581      47,481
Individual Retirement accounts               48,753      50,601      46,176
Savings accounts                             47,942      44,845      48,656
Certificates of deposit under $100,000      294,300     292,489     291,825
Certificates of deposit $100,000 and         69,066      69,142      71,623
above
  Total interest bearing deposits          $599,929    $604,106    $599,695

PART I  - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

CBT Corporation ("CBT") is a multi-bank holding company that consists of four state chartered commercial banks, one federal savings bank, and a consumer finance company. The banks' 17 locations provide financial services primarily in western Kentucky, while the finance company has 25 locations throughout Kentucky. The following discussion and analysis is presented on a consolidated basis, with all significant inter company accounts and transactions eliminated.

For the first three months of 1996, CBT reported net income of $2,932,000, an increase of 6.0 percent from the first three months of 1995, which was reported at $2,767,000. Net income per share was $.37 for the three months ended March 31, 1996 compared with $.35 for the three months ended March 31, 1995, an increase of 5.7 percent.

Return on average equity was 11.21 percent for the first three months of 1996 compared with 11.48 percent for the first three months of 1995. Return on average assets was 1.31 percent for the first three months of 1996, compared with 1.29 percent for the first three months of 1995.


Consolidated Income Statement Analysis

Net Interest Income

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. It is affected by changes in the mix and volume of earning assets and interest-bearing liabilities, their related yields, and overall interest rates. For discussion purposes herein, net interest income is presented on a tax-equivalent basis with adjustments made to present yields on tax-exempt assets as if such income was fully taxable.

In  the  first quarter of 1996, tax-equivalent net interest income provided
84.2 percent of CBT's net revenue, compared with 84.7 percent in the first quarter of 1995. Total tax-equivalent net interest income for the first quarter of 1996 increased 1.0 percent from the first quarter a year ago. Growth in tax-equivalent net interest income for 1996 over 1995 was mainly due to a moderate growth in average earning assets of 2.4 percent. Total average earning assets for the three months ended March 31, 1996 were $851.9 million. This growth was partially offset by a 3.3 percent increase in average interest bearing liabilities. Total average interest-bearing liabilities for the three months ended March 31, 1996 were $720.8 million.

Net interest margin, the ratio of tax-equivalent net interest income divided by average earning assets, was 4.97 percent and 4.92 percent for the three months ended March 31, 1996 and March 31, 1995, respectively.


The following schedule presents yields and rates on key components of interest income and interest expense.


                                            Three Months Ended
                                                  March 31
                                             1996       1995

 Yield on investments                          6.99%       7.22%
 Yield on loans (including fees)               9.83%       9.63%
 Yield on federal funds sold and other
   money market investments                    5.13%       5.53%
     Yield on earning assets                   9.12%       9.00%

 Rate on interest-bearing deposits             4.82%       4.72%
 Rate on borrowings                            5.33%       5.48%
     Rate on interest bearing                  4.90%       4.83%
 liabilities

 Net interest spread                           4.22%       4.17%

 Net interest margin (including fees)          4.97%       4.92%

The increase in net interest margin between the first quarter of 1996 versus 1995 is due to higher yields on earning assets, specifically the loan yields. There was a shift in asset mix towards loans, which generally produce higher yields. Average loans comprised 75.1 percent of average earning assets in the first quarter of 1996, compared to 74.2 percent in the first quarter of 1995. This increase was partially offset by increased costs of time deposits.


Provision for Loan Losses

The provision for loan losses reflects management's judgment of the cost associated with the credit risk inherent in CBT's loan portfolio. The consolidated provision for loan losses was $470,000 for the first quarter of 1996, a 103.5 percent increase from the $231,000 in the first quarter of 1995. The provision for loan losses was .30 percent of average loans at March 1996, compared with .15 percent at March 31, 1995. The increase in the amount of provision for loan losses in the first quarter of 1996 compared with the first quarter of 1995 reflects management's desire to maintain a strong allowance for loan loss position.

Net loan losses were $1,616,000 for the first quarter of 1996 compared to $398,000 for the first quarter of 1995. Net loan losses as a percent of average loans were 1.02 percent at March 31, 1996, compared to .27 percent at March 31, 1995. The increase in net loan losses in 1996 over 1995 is attributable to a $1,350,000 charge-off taken on one commercial account.





The following is a progression of the allowance for loan losses:

                                                    Three Months
                                                       Ended
 ($ in thousands)                                     March 31
                                                    1996    1995

 Balance, beginning of period                     $11,004  $11,533
 Provision for loan losses                            470      231
 Loans charged off                                 (1,719)    (553)
 Recoveries                                           103      155
     Net charge-offs                               (1,616)    (398)

     Balance, end of period                        $9,858  $11,366


 Allowance for loan losses to total loans,
   net of unearned interest                          1.55%    1.83%

 Net charge-offs to average loans                    1.02%    0.27%

 Non-performing assets to period-end
   loans and other real estate                       1.39%    0.46%




Non-Interest Income

Non-interest income represented 15.8 percent of CBT's tax-equivalent revenue in the first quarter of 1996, compared with 15.3 percent in the first quarter of 1995. Consolidated non-interest income increased 6.9 percent in the first quarter of 1996 to $1,970,000. Trust and investment advisory fees increased 49.5 percent from $311,000 to $465,000 over the first quarter of 1995. This increase reflects the higher brokerage volumes being generated through CBT's strategic alliance with J.C. Bradford & Co. ("JCB"), a Nashville-based regional brokerage firm. JCB brokers are located in each CBT banking location in an effort to provide a full range of brokerage services to customers. Other non-interest income increased
16.7 percent over the first quarter of 1995. These increases reflect management's continued emphasis on fee income opportunities. The growth in these two areas was partially offset by a 12.1 percent decrease in service charges on deposit accounts.

The following table shows a breakdown of non-interest income:

                                             Three Months Ended
($ in thousands)                                   March 31
                                               1996       1995

Trust and investment advisory fees               $465       $311
Service charges on deposit accounts               760        865
Insurance commissions                             312        309
Gain (loss) on sale of securities                  13         (2)
Other                                             420        360
  Total non-interest income                    $1,970     $1,843




Non-Interest Expenses

Total non-interest expense increased less than one percent in the first quarter of 1996 over the first quarter of 1995. Salaries and employee benefits decreased $492,000 between quarters, as the first quarter 1995 amount included $865,000 of non-recurring charges associated with an extensive re-engineering effort. Exclusive of the non-recurring charges, salaries and employee benefits increased $373,000. Net occupancy expense increased $100,000 between quarters. This is principally due to growth in the number of FCC offices and the opening of the new United Commonwealth Bank facility in the third quarter of 1995. Depreciation and amortization increased 20.4 percent, or $94,000, which reflects the significant investment CBT has made in technology, facilities and equipment over the last year. The $97,000 increase in data processing expense relates to charges for additional services as well as costs associated with upgrading technology at banking affiliates. Supplies increased $58,000, due primarily to costs associated with standardizing bank product offerings at all bank affiliates. The $318,000 decline in FDIC assessments was a result of a reduction in the assessment rate which occurred in the third quarter of 1995. Other expenses increased as a result of expanded marketing and advertising, additional telephone costs, increased courier and postage expenses, growth in audit and exam fees and charges associated with operational consolidations.

The following table shows a breakdown of non-interest expense:


                                              Three Months Ended
($ in thousands)                                   March 31
                                                1996      1995

Salaries and employee benefits                 $3,962     $4,454
Net occupancy                                     353        253
Depreciation and amortization                     554        460
Supplies                                          244        186
Data processing                                   415        318
FDIC assessments                                   57        376
Tax on bank shares                                303        295
Other                                           1,707      1,218
  Total non-interest expense                   $7,595     $7,560

The efficiency ratio, defined as non-interest expense divided by tax-equivalent revenue, is a measure of how effective a financial services company is in leveraging its resources to produce revenue. A lower ratio indicates better performance for the first quarter of 1996, CBT's efficiency ratio was 60.8 percent compared with 63.39 percent for the first quarter of 1995.


Income Taxes

CBT's income tax planning is based upon the goal of maximizing long-term, after-tax profitability. Income tax expense is significantly affected by the mix of taxable versus tax-exempt revenues.

The effective income tax rate for the first quarter of 1996 was 28.9 percent compared with 27.6 percent for the first quarter of 1995. The slight increase in the effective tax rate is attributable to the decline of tax-exempt income as a percentage of gross revenues.



Consolidated Balance Sheet Analysis

Earning Assets

At March 31, 1996, earning assets were $856.6 million, compared with $850.6 million and $816.6 million at December 31, 1995 and March 31, 1995. The increase between the three months ended March 31, 1996 and March 31, 1995 is due to a $15.6 million increase in loans combined with a $24.5 million increase in securities. From December 31, 1995, there was some decrease in loan outstandings, while strong a security continued. Total earning assets at March 31, 1996 consisted of loans, representing 74.2 percent, and securities, representing 25.8 percent. Average earning assets for the first quarter of 1996 were $851.9 million, an increase of 2.4 percent over the first quarter of 1995.

Investment Risk Management

CBT has certain securities in its held to maturity and available for sale portfolios that are classified as derivative securities by banking regulators. These securities were purchased by banks that were subsequently acquired by CBT. At March 31, 1996, CBT had $100,000 book value of Federal agency derivatives in its held to maturity portfolio, representing less than one percent of total investment securities held to maturity. The market value of these securities on March 31, 1996 was $100,000. At December 31, 1995, book value of these securities was $200,000 and market value was $199,000.

In its available for sale portfolio, CBT had $7,265,000 and $11,747,000 book value at March 31, 1996 and December 31, 1995, respectively, in derivative securities as defined by regulators. These amounts represent
4.3 percent and 7.4 percent of the total securities available for sale at March 31, 1996 and December 31, 1995, respectively. Market value for these securities was $7,151,000 at March 31, 1996 and $11,600,000 at December 31, 1995. The decrease in derivative securities available for sale reflects security calls by issues due to the interest rate environment during the first quarter of 1996. All are guaranteed by government agencies and none have a maturity of over 6 years. At March 31, 1996, all derivative securities met the Federal Financial Institutions Examinations Council stress test guidelines which are measures of the suitability of various investment securities for bank portfolios. The amount and nature of these securities pose no undue risk to CBT's financial position and there are no plans to acquire additional derivative securities.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which was adopted by CBT in the first quarter of
1994. The Statement requires that investment securities classified as available for sale be reported at fair value with unrealized gains and losses reported, net of deferred taxes, as a separate component of shareholders' equity. As of March 31, 1996, net unrealized losses related to investment securities available for sale were $343,000, net of deferred taxes. This net unrealized loss is a $2.5 million reduction from the first quarter of 1995 of $2.8 million. At December 31, 1995, the fair value of securities available for sale reflected an unrealized gain of $307,000.


Credit Risk Management

CBT manages exposure to credit risk though loan portfolio diversification by customer, industry, and loan type. As a result, there is no undue concentration in any single sector. CBT annually evaluates economic conditions affecting its lending markets. Economic indicators such as unemployment levels, construction activity, and bankruptcy filings are evaluated. During the first quarter of 1996, CBT's primary market areas continued to experience an unemployment level below the national average, strong real estate values and commercial development, and declining bankruptcy filings. Based on this information, management believes that generally favorable economic conditions are present in CBT's market areas. CBT's credit risk is diversified by loan type. At March 31, 1996, 39 percent of the portfolio consisted of residential real estate, 32 percent of commercial and 29 percent of consumer loans.

Credit risk management also includes monitoring the performance of existing portfolios. CBT has in place a comprehensive internal credit review program to assess the current financial condition and operating performance of significant commercial borrowers.

Loans by type appear below:


($ in thousands)                         March 31  December 31   March 31
                                           1996        1995        1995

Commercial, industrial, and
agricultural                              $204,900    $212,266    $191,513
  loans
Residential real estate loans              250,623     253,556     261,362
Installment loans                          189,152     189,036     177,037
  Total loans                              644,675     654,858     629,912
Unearned interest                            9,383      10,197      10,174
  Total loans, net of unearned            $635,292    $644,661    $619,738
interest



CBT is not aware of any loans classified for regulatory purposes at March 31, 1996, that are expected to have a material impact on CBT's future operating results, liquidity, or capital resources. CBT continues to classify its loans consistent with current regulatory review results. There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual at March 31, 1996.


Allowance for Loan Losses

At March 31, 1996, the allowance for loan losses was $9.9 million, or 1.55 percent of net loans outstanding, compared with $11.0 million, or 1.71 percent at December 31, 1995. The ratio of the allowance for loan losses to non-performing assets was 93.2 percent at March 31, 1996, compared with
225.8 percent at December 31, 1995. Non-performing assets consist of non-accrual loans, loans past-due ninety days or more that are still accruing interest, restructured loans and other real estate owned. The ratio of the allowance for loan losses to non-performing assets has significantly declined from March 1995 to March 1996. The decline primarily reflects the impact of a group of related commercial credits at a subsidiary bank, which were classified as non-performing assets effective January 1996. The amount of these credits is approximately $5.5 million at March 31, 1996, following an approximate $1.3 million charge-off against this credit during the first quarter of 1996. As of March 31, 1996, $3.7 million remained on non-accrual with $1.8 million restructured.

Although it is impossible for any lender to predict future loan losses with complete accuracy, management monitors the allowance for loan losses with the intent to provide for all losses that can reasonably be anticipated based on current conditions. CBT has a comprehensive credit grading system and other internal loan monitoring systems. Such systems fully comply with the loan review guidelines set forth in the December 31, 1993 Interagency Policy Statement on the Allowance for Loan and Lease Losses. CBT management maintains the allowance available to cover future loan losses within the entire loan portfolio and believes the allowance for loan losses is adequate at March 31, 1996 based on the current level of non-performing assets and the expected level of future charge-offs.


Non-Performing Assets

The following table presents data on CBT's non-performing assets. As previously defined, non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans and other real estate owned. At March 31, 1996, non-performing assets totaled $10.6 million, or 1.39 percent of net loans and other real estate owned, compared with $4.9 million, or 0.77 percent of net loans and other real estate owned, at December 31, 1995. As discussed previously, this increase reflects a group of related commercial credits totaling approximately $5.5 million. Of this amount, $1.8 million has been restructured. The remaining portion totaling $3.7 million consists of two notes to a single borrower. A $1.2 million note is secured by collateral valued at $800,000 to $1,000,000. A $2.5 million note has nominal collateral support. Personal guarantees exist on the obligation. There are no plans to advance additional funds related to this credit.



($ in thousands)                         March 31   December 31   March 31
                                            1996        1995         1995

  Non-accrual loans                          $7,264      $4,059      $2,003
  Restructured loans                          1,805
  Accruing loans which are contractually
    past due 90 days or more                  1,475         785         832
      Total non-performing loans             10,544       4,844       2,835
  Other real estate owned                        30          30           -
      Total non-performing assets           $10,574      $4,874      $2,835


In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", (FAS 114). It was subsequently amended in 1994 with the issue of FAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure". FAS 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flow discounted at the loan's effective rate, at the loan's market price, or the fair value of the collateral is the loan is collateral dependent. CBT adopted FAS 114 in 1995. The adoption of FAS 114 did not have a material effect on CBT's consolidated financial statements.


Funding Sources

Non-Interest Bearing Deposits

Non-interest bearing deposits, which represent a portion of CBT's core deposits, were $60.0 million at March 31, 1996, a $9.6 million decrease from December 31, 1995. Average non-interest bearing deposits were $64.4 for the first quarter of 1996 compared with $67.0 million for fourth quarter of 1995. Non-interest bearing deposits represented 7.6 percent of CBT's total funding sources at March 31, 1996, compared with 8.8 percent at December 31, 1995.

Interest-Bearing Liabilities

Interest-bearing liabilities for CBT consist of certain core deposits, purchased deposits, short-term and long-term borrowings. At March 31, 1996, interest-bearing liabilities totaled $731.7 million, an increase of $12.1 million over December 31, 1995. The increase is due to a $16.3 million increase in short-term borrowings (primarily Federal funds purchased) offset by a $4.2 million decrease in interest-bearing deposits.

Interest-bearing Core Deposits - In CBT's banking subsidiaries, NOW, Money Manager, Individual Retirement and savings accounts, and certificates of deposit under $100,000 provide a stable source of funding. At March 31, 1996 these deposits accounted for 467.1 million of CBT's total funding sources, compared with $67.8 million at December 31, 1995. This level of core deposits is considered appropriate by management given CBT's asset mix.

Purchased Deposits - Purchased deposits, which CBT defines as certificates of deposit with denominations of $100,000 or more, decreased $4.9 million or 7.1 percent to $64.3 million at March 31, 1996. Purchased deposits represented 8.1 percent at March 31, 1996, compared with 8.8 percent at December 31, 1995.


Borrowings  -  CBT's  borrowing  include  both  short-term  and   long-term
borrowings. Short-term borrowings include Federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury notes payable, revolving lines of credit, and short-term Federal Home Loan Bank advances. Management views short-term borrowings as a cost-effective alternative to purchased deposits and actively manages CBT's short-term borrowing position to maintain acceptable net interest margins and liquidity. At March 31, 1996, short-term borrowings accounted for 13.2 percent of CBT's total funding sources, compared with 11.3 percent at December 31, 1995. The increase primarily reflects Federal funds purchased. Long-term borrowings, which totaled $61.9 million at March 31, 1996 and December 31, 1995 respectively, include Federal Home Loan bank advances with maturities in excess of one year and term debt used to fund FCC. At March 31, 1996, long-term borrowings represented 3.5 percent of CBT's total funding sources compared with 3.3 percent at December 31, 1995.


Asset and Liability Management

Banking institutions manage the inherently different maturity and repricing characteristics of earning assets and interest-bearing funding to achieve a desired interest rate sensitivity position and to limit their exposure to interest rate risk. The goal of the asset and liability management process is to manage the structure of the balance sheet to provide the maximum level of net interest income while maintaining acceptable levels of interest rate risk (as defined below) and liquidity. The focal point of this process is the Asset and Liability Management Committee (ALCO) of CBT, an executive level management committee. ALCO meets monthly to consider CBT's consolidated interest rate risk and liquidity posture. The committee takes an active role in maintaining and hedging CBT's profitability under a variety of interest rate scenarios. The actual management of interest rate risk is governed by an asset and liability management policy.

Interest Rate Risk and Its Measurement

Interest rate risk is the risk that future changes in interest rates will reduce net interest income or the market value of CBT. Management uses various measurement tools to monitor CBT's interest rate risk position. One measurement tool is the GAP report, which classifies assets and liabilities and their respective yields and costs in terms of maturity or repricing dates. While considerable judgment is necessary to appropriately classify certain balance sheet items that do not have contractual maturity or repricing dates, the GAP report provides management a basic measure of interest rate risk. CBT monitors the GAP position of each subsidiary individually (FCC is included with Citizens), as well as on a consolidated basis. The asset and liability management policy at each subsidiary specifies targets based primarily on the one year cumulative GAP position in conjunction with a market volatility risk analysis At March 31, 1996 the one year cumulative interest rate GAP was .94. At December 31, 1995 the one year cumulative interest rate GAP was .91. The above levels were within stated corporate guidelines. A GAP of less than one indicates that, over the time horizon measured, more liabilities will reprice than assets. Generally, such a position is favorable in a falling interest rate environment.

GAP as an interest rate risk measurement tool has some limitations, in that it is a static measurement and does not capture basis risk or risk that varies non-proportionally with rate movements. Because of such limitations, CBT supplements its use of GAP with a computer model to estimate the impact of various parallel shifts in the yield curve on net interest income and fair value of equity under a variety of interest rate scenarios. CBT's management believes the two approaches compliment each other in understanding the impact of changes in interest rates. Based on modeling using March 1996 data, CBT would expect its net interest income to change no more than 5.0 percent under a 200 basis point parallel shift up or down of the yield curve.

Finally, at Citizens, management has developed a model that identifies the portion of year-to-date net interest income derived from interest rate mismatches ("mismatch profits"). Identifying mismatch profits assists management in understanding the relative importance of such profits, which by their nature are largely beyond management's control, to overall net interest income. For the first quarter of 1996, mismatch profits represent less than 5.0 percent of Citizens' tax-equivalent net interest income.


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

The following analysis shows comparisons between the regulatory requirements for "well capitalized" institutions and the actual capital position of CBT:

                                         Well
                                      Capitalized    Actual      Excess
 March 31, 1996
   Leverage Ratio (Equity to               5.00%      11.49%       6.49%
 Assets)
   Tier 1 Risk-Based                       6.00%      16.34%      10.34%
   Total Risk-Based                       10.00%      17.59%       7.59%

 December 31, 1995
   Leverage Ratio (Equity to               5.00%      11.35%       6.35%
 Assets)
   Tier 1 Risk-Based                       6.00%      16.12%      10.12%
   Total Risk-Based                       10.00%      17.37%       7.37%

Because of solid performance and conservative capital management, CBT has consistently maintained a strong capital position. These ratios compare favorably with industry standards and CBT's peers.

At March 31, 1996, CBT's shareholders' equity, exclusive of the unrealized loss on securities available for sale, net of deferred tax, grew $7.6 million from December 1995 levels. CBT's internal capital growth rate
(ICGR) for the three months ended March 31, 1996 was 6.5 percent. The ICGR represents the rate at which CBT's average shareholders' equity grew as a result of earnings retained (net income less dividends paid).

CBT declared a $0.12 per share dividend in the first quarter of 1996. The dividend payout ratio for the first quarter of 1996 was 27.8 percent which falls within management's payout range of 25 to 35 percent.

Management is currently not aware of any recommendation by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations. Management is also not aware of any events or uncertainties that will have or that are reasonably likely to have a material impact on CBT's liquidity, capital resources or operations.


Market Data

At March 31, 1996, CBT had issued and outstanding 7,898,519 shares of common stock which was held by approximately 1,488 shareholders. Shareholders have received cash dividends per share of common stock on a quarterly basis in 1995 and thus far in 1996.

CBT Corporation common stock is traded on the NASDAQ Stock Market under the symbol CBTC.

The following table summarizes transactions in common stock and cash dividends declared in 1996 and 1995. The trading price information reflects the range of actual reported sales prices for CBT Corporation common stock as reported by NASDAQ.

                                         Price
 Quarter                           High          Low      Dividends
 March 31, 1996                   $24.50        $21.50       $0.12
 December 31, 1995                 23.00         20.00        0.12
 September 30, 1995                24.25         19.25        0.12
 June 30, 1995                     24.00         19.75        0.11
 March 31, 1995                    24.75         21.00        0.11










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

          (b)  No Form 8-K has been filed during the first quarter of 1996.











Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CBT CORPORATION


DATE: May 15, 1996                  SIGNED:/s/Jeffrey R. Nieder
                                    Jeffrey R. Nieder
                                    Senior Vice President
                                    and Chief Financial Officer







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

27             Financial Data Schedule                           26-27


**    Denotes  management contracts or compensatory plans  or  arrangements required to be filed as exhibits to this Form 10-Q.









                                EXHIBIT 27

                          FINANCIAL DATA SCHEDULE
                                    OF
                              CBT CORPORATION

                           FOR THE PERIOD ENDED
                              MARCH 31, 1996