Form 10-Q
period 1996-06-30
CBT CORP /KY/
filed 1996-08-15
CIK 719227

7



                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549





                                 FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




    For the quarter ended June 30, 1996  Commission file number 0-16878




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

Yes __X__  No _____



      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Outstanding at June 30,1996
Common Stock, No Par Value         7,866,469









                           Page 1
               This filing contains XX pages.

                       CBT CORPORATION

PART I.  FINANCIAL INFORMATION                                        PAGE
NO.

     Item 1.   Financial Statements

               Consolidated Balance Sheets at June 30, 1996,
               December 31, 1995 and June 30,1995                        3

               Consolidated Statements of
               Income for Three Months and Six
               Months Ended June 30, 1996 and
               June 30, 1995                                             4

               Consolidated Statements of Changes in
               Shareholders' Equity for Six Months Ended
               June 30, 1996 and June 30, 1995                           5

               Consolidated Statements of Cash Flows for
               Six Months Ended June 30, 1996 and June 30,
               1995                                                      6

               Notes to Consolidated Financial Statements                7-12

     Item 2.   Management's Discussion and Analysis of
               Consolidated Financial Condition and Results
               of Operations                                             13 - 22


PART II.  OTHER INFORMATION

     Item 1. through Item 6.                                             23 -24

SIGNATURE PAGE                                                           25


EXHIBIT INDEX                                                            26

AMENDMENT TO 1993 STOCK OPTION PLAN                                      27-37

FINANCIAL DATA SCHEDULE                                                  28




CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS              (unaudited)
(audited)  (unaudited) ($ in thousands)
                                            June 30  December 31   June 30
                                            1996        1995          1995
ASSETS
  Cash and due from banks                   $30,669     $33,662    $31,922
  Federal funds sold                          1,000       1,000        -
      Total cash and cash equivalents        31,669      34,662     31,922

  Securities to be held to maturity          54,760       46,427     47,368

  Securities available for sale
    (at fair market value)                  157,163      158,474    149,107

  Loans, net of unearned interest           650,186       644,661   634,268
  Allowance for loan losses                  (9,896)      (11,004)  (11,424)
      Loans, net                            640,290       633,657   622,844

  Premises and equipment, net                18,493        18,872    17,246
  Accrued interest receivable                 6,770         6,752     5,946
  Other                                       7,805         5,897     6,483
      TOTAL ASSETS                         $916,950      $904,741  $880,916

LIABILITIES
  Deposits:
    Non-interest bearing                    $55,365       $69,628   $68,786
    Interest bearing                        598,939       604,106   596,043
      Total deposits                        654,304
673,734                             664,829

  Borrowings:
    Federal funds purchased and
securities
      sold under agreements to               58,458
39,037                              40,802
repurchase
    Notes payable - U.S. Treasury             2,021
459    1,984
    Revolving lines of credit                 5,000
4,000                               7,024
    Federal Home Loan Bank advances          71,173
61,893                              50,614
    Term debt                                10,069
10,069                                 5,092
       Total borrowings                     146,721
115,458                             105,516

  Accrued interest payable                    4,840
4,341                               4,934
  Other                                       5,888
6,837                               6,419
      TOTAL LIABILITIES                     811,753
800,370                             781,698

SHAREHOLDERS' EQUITY
  Common stock, no par value, authorized
    12,000,000 shares; issued and
outstanding
    7,866,469 shares at June 30, 1996;
    7,907,435 shares at December 31,          4,100
4,100                               4,100
1995; and
    7,904,935 shares at June 30, 1995
  Capital surplus                            17,981
19,003                              18,985
  Retained earnings                          85,196
80,961                              76,528
  Unrealized gains (losses) on
securities
    available for sale, net of deferred      (2,080)
307     (395)
taxes
      TOTAL SHAREHOLDERS' EQUITY            105,197
104,371                                99,218

      TOTAL LIABILITIES AND                $916,950
$904,741   $880,916
SHAREHOLDERS' EQUITY

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)                            Three Months         Six
Months Ended
                                    Ended
($ in thousands except per share             June 30
June 30
data)
                                       1996     1995       1996     1995
INTEREST INCOME
  Loans, including fees:
    Taxable                           $15,654   $15,230   $31,227
$29,823
    Tax-exempt                             37        46        78       94
  Securities:
    Taxable                             2,539     2,387     5,044    4,902
    Tax-exempt                            942       880     1,810    1,783
  Other                                     7         5
26        77
      Total interest income            19,179    18,548
38,185   36,679

INTEREST EXPENSE
  Deposits                              7,042     7,312
14,213   14,259
  Borrowings                            1,706     1,396
3,322                                     2,811
      Total interest expense            8,748     8,708
17,535   17,070

NET INTEREST INCOME                    10,431     9,840
20,650   19,609
  PROVISION FOR LOAN LOSSES               485       259       955      490

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES               9,946     9,581
19,695   19,119

NON-INTEREST INCOME
  Trust and investment advisory fees      535       397
1,000                                             708
  Service charges on deposit              871       892
1,630                                     1,757
accounts
  Insurance commissions                   329       315       641      624
  Net gain (loss) on sale of               21       135        34      133
securities
  Other                                   365       346       786      706
      Total non-interest income         2,121     2,085
4,091                                     3,928

NON-INTEREST EXPENSE
  Salaries and employee benefits        3,916     3,806
7,878                                     8,260
  Net occupancy                           328       285       681      538
  Depreciation and amortization           554       427
1,108                                             887
  Supplies                                212       211       456      397
  Data processing                         371       356       786      674
  FDIC assessments                         57       375       114      751
  Tax on bank shares                      303       296       606      591
  Other                                 1,828     1,822
3,535                                     3,040
    Total non-interest expense          7,569     7,578
15,164   15,138

INCOME BEFORE INCOME TAXES              4,498     4,088
8,622                                     7,909
INCOME TAXES                            1,300     1,161
2,492                                     2,215

NET INCOME                             $3,198    $2,927
$6,130   $5,694

NET INCOME PER COMMON SHARE             $0.41     $0.37
$0.78                                     $0.72






CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)
($ in thousands)


                                                        Total Shareholders
'                                                        Equity Balance,
December 31, 1995                                                 $104,371
Net income                                                           6,130
Dividends on common stock                                           (1,895)
Stock options exercised                                                 42
Purchase of common stock                                            (1,064)
Net change in unrealized gains (losses) on
  securities available for sale                                     (2,387)
Balance, June 30, 1996                                            $105,197




Balance, December 31, 1994
$91,337
Net income
5,694
Dividends on common stock
(1,745)
Stock options exercised                                                432
Purchase of common stock
(1,491)
Net change in unrealized gains (losses) on
  securities available for sale
(4,991)
Balance, June 30, 1995


$99,218




















CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)                                                Six
Months Ended
($ in thousands)
June 30
                                                          1996          1995
OPERATING ACTIVITIES
 Net income                                             $6,130
    $5,694 Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                         955           490
         Depreciation                                      994           775
         Amortization                                      114           112
         Amortization and accretion of securities           32             5
         Loss (gain) on sale of securities                 (33)         (133)
         Changes in assets and liabilities:
            Accrued interest receivable                    (18)          122
            Other assets                                  (736)         (676)
            Accrued interest payable                       499         1,053
            Other liabilities                             (949)        1,315
    Net cash provided by operating activities            6,988         8,757

INVESTING ACTIVITIES
  Proceeds from maturities of securities to be held      1,139         1,710
to maturity
  Proceeds from sales of securities available for            -
24,933
sale
  Proceeds from maturities of securities available      12,660         3,882
for sale
  Principal collected on mortgage-backed securities,
    including those classified as available for sale     5,326         3,412
  Payment for purchases of securities                  (29,818)
  (12,953) Net increase in loans
  (7,588)      (18,858) Proceeds from sale of premises and
  equipment                                                14              -
  Payment for purchase of premises and equipment          (630)
(2,111)
    Net cash (used in) provided by investing          (18,897)            15
activities

FINANCING ACTIVITIES
  Net decrease in deposits                             (19,430)       (4,748)
  Net increase (decrease) in short-term borrowings      20,983
(15,908)
  Net increase in FHLB advances                          9,280
(15,182)
  Net cash advanced on revolving lines of credit         1,000         1,024
  Cash dividends paid                                   (1,895)       (1,745)
  Stock options exercised                                   42           432
  Purchase of common stock                              (1,064)       (1,491)
    Net cash provided by (used in) financing             8,916        (7,254)
activities

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  (2,993)       (1,518)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          34,662        30,404
CASH AND CASH EQUIVALENTS, END OF PERIOD               $31,669
$31,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                            $8,249
$16,017
    Federal income taxes                                $2,773        $1,994


                     CBT CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)
                        June 30, 1996

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Consolidation and Presentation Basis

The   accompanying  unaudited  consolidated  financial
statements of CBT Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements include the accounts of CBT Corporation (the Parent
Company) and its wholly-owned subsidiaries: Citizens Bank & Trust Company (Citizens), Pennyrile Citizens Bank & Trust Company, Bank of Marshall County, Graves County Bank and United Commonwealth Bank FSB. Collectively these entities constitute the "Corporation", which provides financial
services   primarily  in  western  Kentucky   and
surrounding communities.   Fidelity Credit Corporation is a
wholly-owned subsidiary  of Citizens.   All  significant
inter-company accounts and transactions have been eliminated in consolidation.

Operating results for the three month period and six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995.


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


Income Taxes

The provision for income taxes in the interim periods has been calculated using the anticipated effective tax rate for the respective calendar year, taking into consideration certain tax exempt loan and investment income and non-deductible expenses.


Per Common Share Data

Net income per common share data for the three months ended June 30, 1996 and 1995 is based upon 7,879,471 average shares outstanding and 7,950,831 average shares outstanding, respectively. Net income per common share data for the six months ended June 30, 1996 and 1995 is based upon 7,892,530 average shares outstanding and 7,948,756 average shares outstanding, respectively.


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






NOTE 2:  SECURITIES TO BE HELD TO MATURITY


($ in thousands)                                  June 30,
1996
                                             ESTIMATED
                                   AMORTIZED    FAIR
                                   GROSS UNREALIZED
                                      COST     VALUE
GAIN      LOSS
U.S.  Treasury securities and
obligations
  of other U.S. Government            $2,024    $2,018
$8       $14
agencies
State and political subdivisions      52,736    53,161
1,616     1,191
  Total securities                   $54,760   $55,179
$1,624    $1,205


                                              December  31,
                                             1995
                                             ESTIMATED
                                   AMORTIZED    FAIR
GROSS UNREALIZED
                                      COST     VALUE
GAIN      LOSS
U.S. Treasury securities and
obligations
  of other U.S. Government            $2,333    $2,352
$27        $8
agencies
State and political subdivisions      43,894    46,068
2,435       261
Other                                    200       199
- -         1
  Total securities                   $46,427   $48,619
$2,462      $270


Certain securities to be held to maturity were pledged to secure public deposits, securities sold under agreements to repurchase, and other purposes as required or permitted by law.  These pledged
securities had  an estimated   amortized  cost  and
estimated fair value of approximately $13,755,727 and $13,775,739 respectively, at June 30, 1996.

NOTE 3:  SECURITIES AVAILABLE FOR SALE


($ in thousands)                               June 30, 1996
                                           ESTIMATED
                                AMORTIZED    FAIR       GROSS
                                UNREALIZED
                                  COST       VALUE      GAIN
LOSS
U.S.  Treasury securities
  and obligations of other
  U.S. Government agencies        $53,929    $52,761
$110     $1,278
State and political                 9,588      9,958
453         83
subdivisions
Mortgage-backed securities         82,992     80,744
326      2,574
Derivative securities               5,482      5,328
2        156
Federal Home Loan Bank stock        8,270      8,270
- -          -
  (at cost)
Other                                 102        102
- -          -
  Total securities               $160,363   $157,163
$891     $4,091


                                            December  31,
1995
                                           ESTIMATED
                                AMORTIZED    FAIR       GROSS
UNREALIZED
                                  COST       VALUE      GAIN
LOSS
U.S.  Treasury securities and
  obligations of other
  U.S. Government agencies        $44,821    $45,236
$479      $64
State and political                 9,587     10,186
646        47
subdivisions
Mortgage-backed securities         83,952     83,557
576       971
Derivative securities              11,747     11,600
10        157
Federal Home Loan Bank Stock        7,873      7,873
- -      -
  (at cost)
Other                                  22         22
- -      -
  Total securities               $158,002   $158,474
$1,711 $1,239


Certain securities available for sale were pledged to secure public deposits, securities sold under agreements to repurchase, and other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $98,256,691 and $96,243,008 respectively, at June 30, 1996.


NOTE 4:  LOANS


($ in thousands)                         June 30   December
31   June 30
                                           1996        1995
1995

Commercial, industrial,
  and agricultural loans                  $209,874
$212,266    $195,220
Residential real estate loans              259,260
253,556     263,120
Installment loans                          190,188
189,036     186,212
  Total loans                              659,322
654,858     644,552
Less:  Unearned interest                     9,136
10,197 10,284
  Total loans, net of unearned            $650,186
$644,661    $634,268
interest



NOTE 5:  PREMISES AND EQUIPMENT



($ in thousands)                         June 30   December
31   June 30
                                          1996        1995
1995

Land                                        $1,971
$1,971 $1,996
Buildings and improvements                  17,833
17,715 15,115
Furniture and equipment                     13,959
13,537 11,159
Construction in progress                        59
20      2,677
  Total premises and equipment              33,822
33,243 30,947
Less:  Accumulated depreciation
       and amortization                     15,329
14,371 13,701
  Net premises and equipment               $18,493
$18,872     $17,246


NOTE 6:  INTEREST BEARING DEPOSITS


($ in thousands)                          June 30   December
31   June 30
                                            1996        1995        1995

NOW accounts                                $95,517
$101,448                        $91,492
Money Manager accounts                       37,597
45,581    43,748
Individual retirement accounts               48,443
50,601    46,635
Savings accounts                             50,633
44,845    46,091
Certificates of deposit under $100,000      280,978
292,489     297,166
Certificates of deposit $100,000 and         85,771
69,142    70,911
above
  Total interest bearing deposits          $598,939
$604,106    $596,043


PART I  - FINANCIAL INFORMATION


ITEM  2.  Management's  Discussion and Analysis of
Consolidated  Financial Condition and Results of Operations

CBT Corporation ("CBT") is a multi-bank holding company that consists of four state chartered commercial banks, one federal savings bank, and a consumer finance company. The banks' 17 locations provide financial services primarily in western Kentucky, while the finance company has 25 locations throughout Kentucky. The following discussion and analysis is presented on a consolidated basis, with all significant inter-company accounts and transactions eliminated.

For the first six months of 1996, CBT reported net income of $6,130,000, an increase of
7.66  percent  from  the first six months of 1995, which  was
reported  at $5,694,000.   Net income per share was $.78 for
the six months ended June 30, 1996 compared with $.72 for the six months ended June 30, 1995, an increase of 8.3 percent.

Return on average equity was 11.61 percent for the first six months of 1996 compared with 11.59 percent for the first six
months of 1995.   Return  on average  assets was 1.36 percent
for the first six months of 1996, compared with 1.32 percent for the first six months of 1995.


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

In the second quarter of 1996, tax-equivalent net interest income provided 83.5 percent of CBT's net revenue, compared with 84.7 percent in the second quarter of 1995. Total tax-equivalent net interest income for the second quarter of 1996 increased 5.9 percent from the second quarter a year ago. Growth in tax-equivalent net interest income for 1996 over 1995 was due to moderate growth in interest earning assets of 2.4 percent and a 12 basis point increase in net interest margin.

Net interest margin, the ratio of tax-equivalent net interest income divided by average earning assets, was
5.05 percent and 4.93 percent for the three months ended June 30, 1996 and June 30 ,1995, respectively. The following schedule presents yields and rates on key components of interest income and interest expense.


                                         Three Months    Six
                                             Months Ended
                                             Ended
                                            June 30
June 30
                                         1996     1995
1996     1995

 Yield on securities                      6.98%    7.16%    6.96%    7.14%
 Yield on loans (including fees)          9.89%    9.79%    9.86%    9.71%
 Yield on federal funds sold and other
   money market investments               3.65%    2.86%    4.61%    5.97%
     Yield on earning assets              9.16%    9.16%    9.14%    9.08%

 Rate on interest-bearing deposits        4.74%    4.96%    4.78%    4.83%
 Rate on borrowings                       5.21%    5.51%    5.27%    5.48%
     Rate on interest bearing             4.83%    5.04%    4.87%    4.93%
 liabilities

 Net interest spread                      4.33%    4.12%    4.27%    4.15%

 Net interest margin (including fees)     5.05%    4.93%    5.01%    4.93%


The increase in net interest margin between the second quarter of 1996 versus 1995 is due to higher yields on earning assets, specifically the loan yields. There was a shift in asset mix towards loans, which generally produce higher yields. Average loans comprised 74.7 percent of average earning assets in the second quarter of 1996, compared to 76 percent in the second quarter of 1995. This increase was partially offset by increased costs of time deposits.


Provision for Loan Losses

The provision for loan losses reflects management's judgment of the cost associated with the credit risk inherent in
CBT's loan  portfolio.   The consolidated provision for loan
losses was $485,000 for the second quarter of 1996, a 87.3 percent increase from the $259,000 in the second quarter of
1995.   The  second quarter provision for loan losses was
 .30  percent  of
average  loans  on an annualized basis, compared with .17
percent  in  the prior  year.   The consolidated provision
for loan losses was $955,000 for the six months ended June 30, 1996, a 94.8 percent increase from the $490,000 for the same period in 1995. The increase in the amount of provision for loan losses in 1996 compared with 1995 reflects management's intention to maintain an adequate allowance position.

Net loan losses were $447,000 for the second quarter of 1996 compared to $207,000 for the second quarter of 1995. Net loan losses as a percent of average loans on an annualized basis were .28 percent for the three months ended June 30, 1996, compared to .13 percent for the three months ended June 30, 1995. Net loan losses were $2,063,000 and $605,000 for the six months ended June 30, 1996 and 1995, respectively. The increase in net loan losses in 1996 over 1995 is primarily attributable to a $1,350,000 charge-off taken on one commercial account.

The following is a progression of the allowance for loan losses:


                                         Three Months    Six
                                             Months Ended
                                             Ended
 ($ in thousands)                           June 30           June 30
                                         1996     1995
1996     1995

 Balance, beginning of period            $9,858  $11,366
$11,004  $11,533
 Adjustment for finance receivables           -        6        -        6
 Provision for loan losses                  485      259      955      490
 Loans charged off                         (576)    (293)
(2,295)                                  (846)
 Recoveries                                 129       86      232      241
     Net charge-offs                       (447)    (207)
(2,063)                                  (605)

     Balance, end of period              $9,896  $11,424
$9,896  $11,424


             Allowance for loan losses to total
 loans,
   net of unearned interest               1.52%    1.80%
1.52%    1.80%

   Net charge-offs to average loans         0.28%    0.13%
                       0.65%    0.20%

 Non-performing assets to period-end
   loans and other real estate            1.65%    0.69%
1.65%    0.69%



Non-Interest Income

Non-interest income represents 9.80 percent of CBT's tax-equivalent revenue in the second quarter of 1996, compared with 10.1 percent in the second quarter of 1995.
Consolidated non-interest income increased 1.7 percent in the second quarter of 1996 to $2,121,000. Trust and investment advisory fees increased 34.8 percent from $397,000 to $535,000 over the second quarter of 1995. This increase reflects the higher brokerage volumes being generated through CBT's strategic alliance with J.C. Bradford & Co. ("JCB"), a Nashville-based regional brokerage firm. All other non-interest income decreased 6.0 percent over the second quarter of 1995. This decrease was primarily because of reduced gains on the sale of securities. During 1995, certain securities were sold to generate liquidity for the corporation. In 1996, certain securities were called, resulting in small gains.

Consolidated non-interest income increased 4.2 percent or $163,000 for the six months ended June 30, 1996 compared to June 30, 1995. As noted above, the trust and investment advisory fees increased significantly, offset partially by the decrease in gains on sales of securities. In addition, service charges on deposit accounts decreased 7.2 percent due to a lower collection rate in 1996. Management continues to focus on service charge income, as well as other fee income opportunities.

The following table shows a breakdown of non-interest income:

                                         Three Months    Six
                                             Months Ended
                                             Ended
 ($ in thousands)                           June 30
June 30
                                         1996     1995
1996     1995

 Trust and investment advisory fees        $535     $397
$1,000     $708
 Service charges on deposit accounts        871      892
1,630    1,757
 Insurance commissions                      329      315
641      624
 Gain (loss) on sale of securities           21      135
34      133
 Other                                      365      346
786      706
   Total non-interest income             $2,121   $2,085
$4,091   $3,928


Non-Interest Expenses

Total non-interest expense remained consistent on an overall basis for the three months and six months ended June 30, 1996 compared to 1995. Salaries and employee benefits for the six months ended June 30, 1996 decreased $382,000 from the same period in 1995, as the first quarter of 1995 included $865,000 of non-recurring costs associated with an extensive reengineering effort. Exclusive of the non-recurring charges, salaries and benefits increased $483,000. Net occupancy expense increased $143,000 between 1996 and 1995 for the six months period. This is principally due to growth in the number of FCC offices and the opening of the United Commonwealth Bank facility in the third quarter of 1995. Depreciation and amortization increased 24.9 percent, or $221,000, reflective of the significant investment CBT has made in technology, facilities and equipment over the last year. The $112,000 increase in data processing expense relates to charges for additional services as well as costs associated with upgrading technology at banking affiliates. Supplies increased $59,000, due primarily to costs associated with standardizing bank product offerings at all bank affiliates during the first quarter of 1996. The $637,000 decline in FDIC assessments was a result of a reduction in the assessment rate which occurred in the third quarter of 1995. Other expenses increased during the first quarter of 1996 as a result of expanded marketing and advertising, additional telephone costs, increased courier and postage expenses, growth in audit and exam fees and charges associated with operational consolidations. Other expenses remained constant between the second quarters of 1996 and 1995.

The following table shows a breakdown of non-interest expense:


                                         Three Months    Six
                                             Months Ended
                                             Ended
 ($ in thousands)                           June 30
June 30
                                         1996     1995
1996     1995

 Salaries and employee benefits          $3,916   $3,806
$7,878   $8,260
 Net occupancy                              328      285
681                                      538
 Depreciation and amortization              554      427
1,108                                    887
 Supplies                                   212      211
456                                      397
 Data processing                            371      356
786                                      674
 FDIC assessments                            57      375
114                                      751
 Tax on bank shares                         303      296
606                                      591
 Other                                    1,828    1,822
3,535    3,040
   Total non-interest expense            $7,569   $7,578
$15,164  $15,138


The efficiency ratio, defined as non-interest expense divided by taxequivalent revenue, is a measure of how effective a financial services company is in leveraging its resources to produce revenue. A lower ratio indicates better performance. For the six months ended June 30, 1996, CBT's efficiency ratio was 59.76 percent compared with
62.57  percent  for the same period in 1995.


Income Taxes

CBT's income tax planning is based upon the goal of maximizing long-term, after-tax profitability. Income tax expense is significantly affected by the mix of taxable versus tax-exempt revenues.

The  effective income tax rate for the three months ended
June 30, 1996 and December  31,  1995  was 28.9 percent and 27.6 percent,
respectively.   The
effective income tax rate for the six months ended June 30, 1996 and 1995 was 28.9 percent and 28.0 percent, respectively.

Consolidated Balance Sheet Analysis

Earning Assets

At June 30, 1996, earning assets were $862.1 million, compared with $830.7 million at June 30, 1995. This increase is due to a $15.9 million increase in loans combined with
a $15.5 million increase  in  securities.   Total earning
assets  at  June  30, 1996 consisted of loans,  representing
75.4 percent and securities, representing 24.6 percent. Average earning assets for the second quarter of 1996 were $857.0 million, an increase of 3.7 percent over the second quarter of 1995.

Investment Risk Management

CBT  has  certain securities in its available for sale
portfolio  that  are
classified  as derivative securities by banking regulators.
At  June  30, 1996   and  December  31,  1995,  respectively,
CBT  had  $5,482,000                       and
$11,747,000 book value in derivative securities. These amounts represent 3.4 percent and 7.4 percent of the total securities available for sale at June 30, 1996 and December 31, 1995, respectively. Market value for these securities was $5,328,000 at June 30, 1996 and $11,600,000 at December
31, 1995.   The significant decrease in such securities is
due to calls  issued in  1996  based  upon  a  favorable
interest  rate  environment.                           All
are
guaranteed by government agencies and none have a maturity of over 6 years. At June 30, 1996, all derivative securities met the Federal Financial Institutions Examinations Council stress test guidelines which are measures of the suitability of various investment securities for bank portfolios. The amount and nature of these securities pose no undue risk to CBT's financial position and there are no plans to acquire additional derivative securities.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which
was adopted by CBT in the second quarter  of 1994.   The
Statement  requires that investment securities  classified
as available for sale be reported at fair value with unrealized gains and losses reported, net of deferred taxes, as a separate component of shareholders' equity. As of June 30, 1996, net unrealized losses related to investment securities available for sale were
$2,080,000,  net  of deferred  taxes.   At  December  31,
1995, the fair value of securities available for sale reflected unrealized gains of $307,000.


Credit Risk Management

CBT manages exposure to credit risk though loan portfolio diversification by customer, industry, and loan type. As a result, there is no undue concentration in any single sector. CBT annually evaluates economic conditions affecting its lending markets. Economic indicators such as unemployment levels, construction activity, and
bankruptcy  filings  are evaluated.   During the second
quarter of 1996, CBT's primary market areas continued to experience a favorable unemployment level, strong real estate values and commercial development. CBT's credit risk is diversified by loan type. At June 30, 1996, 39 percent of the portfolio consisted of residential real estate, 32 percent of commercial and 29 percent of consumer loans.

Credit risk management also includes monitoring the
performance of existing portfolios.   CBT  has  in  place a
comprehensive internal credit review program to assess the current financial condition and operating performance of significant commercial borrowers.

Loans by type appear below:



($ in thousands)                         June 30   December
                                           31   June 30 1996      1995   1995

Commercial, industrial, and
agricultural                              $209,874
$212,266                                   $195,220
  loans
Residential real estate loans              259,260
253,556
263,120
Installment loans                          190,188
189,036
186,212
  Total loans                              659,322
654,858
644,552
Unearned interest                            9,136
10,197
10,284
  Total loans, net of unearned            $650,186
$644,661                                   $634,268
interest


CBT is not aware of any loans classified for regulatory purposes at June 30, 1996, that are expected to have a material impact on CBT's future operating results,
liquidity, or capital  resources.   CBT  continues  to
classify its loans consistent with current regulatory review results. There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual at June 30, 1996.


Allowance for Loan Losses

At June 30, 1996, the allowance for loan losses was $9.9 million, or 1.52 percent of net loans outstanding, compared with $11.0 million, or 1.71 percent at December 31, 1995. The ratio of the allowance for loan losses to non-performing assets was 92.00 percent at June 30, 1996, compared with 225.8 percent at December 31, 1995. Non-performing assets consist of nonaccrual loans, loans past-due ninety days or more that are still accruing interest, restructured loans, and other real estate owned. The ratio of the allowance for loan losses to non-performing assets has declined significantly from June 1995 to June 1996. The decline primarily reflects the impact of a group of related commercial credits at a subsidiary bank, which were classified as non-performing assets effective January 1996. The amount of these credits is approximately $5.4 million at June 30, 1996, following a $1.35 million charge-off against this credit during the first quarter of 1996.
As of June 30, 1996, these credits remained classified as non-performing assets. Subsequent to June 30, 1996, the parties involved have verbally agreed to rewrite the loans at market terms and conditions. As of July 31, 1996, total losses related to this relationship have been $2.75 million.

Although it is impossible for any lender to predict future loan losses with complete accuracy, management monitors the allowance for loan losses with the intent to provide for all losses that can reasonably be anticipated based on current conditions. CBT has a comprehensive credit grading system and other internal loan monitoring systems. Such systems fully comply with the loan review guidelines set forth in the December 21, 1993 Interagency Policy Statement
on  the  Allowance  for  Loan  and  Lease  Losses.   CBT
management maintains the allowance available to cover future loan losses within the entire loan portfolio and believes the allowance for loan losses is adequate at June 30, 1996 based on the current level of non-performing assets and the expected level of future charge-offs.


Non-Performing Assets

The following table presents data on CBT's non-performing assets. As previously defined, non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned. At June 30, 1996, nonperforming assets totaled $10.7 million, or 1.67 percent of net loans and other real estate owned, compared with $4.9 million, or 0.77 percent of net loans and other real estate owned, at December 31, 1995. As discussed previously, this increase reflects a group of related commercial credits totaling approximately $5.4 million. Of this amount, $1.8 million has been restructured. The remaining portion totaling $3.6 million consists of two notes to a single borrower. A $1.1 million note is secured by collateral valued at $800,000 to $1,000,000. A $2.5 million note has nominal collateral support. Personal guarantees exist on the obligation. Subsequent to June 30, 1996, the parties involved have verbally agreed to rewrite the loans under market terms and conditions, after charging-down an additional $1.4 million.


($ in thousands)                          June 30   December
                                           31   June 30 1996
                                           1995                     1995

  Non-accrual loans                          $8,772
$4,059                                       $3,770
  Accruing loans which are
contractually
    past due 90 days or more                  1,954
      785         576 Total non-performing loans
      10,726       4,844       4,346
  Other real estate owned                        30          30           -
      Total non-performing assets           $10,756
$4,874      $4,346


In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", (FAS
114). It was subsequently amended in 1994 with the issue of FAS 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosure". FAS 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flow discounted at the loan's effective rate, at the loan's market price, or the fair value of the collateral is the loan is collateral dependent. CBT adopted FAS 114 in 1995. The adoption of FAS 114 did not have a material effect on CBT's consolidated financial statements.


Funding Sources

Non-Interest Bearing Deposits

Non-interest bearing deposits, which represent a portion of CBT's core deposits, were $55.4 million at June 30, 1996, a $14.2 million decrease from December 31, 1995.
Average non-interest bearing deposits were $63.8 for the second quarter of 1996 compared with $67.0 million for fourth quarter of 1995. Non-interest bearing deposits represented 6.9 percent of
CBT's total funding sources at June 30, 1996, compared with 8.8 percent at December 31, 1995.

Interest-Bearing Liabilities

Interest-bearing liabilities for CBT consist of certain core deposits, purchased deposits, short-term and long-term borrowings. At June 30, 1996, interest-bearing liabilities totaled $745.6 million, an increase of $25.8 million over December 31, 1995. The increase is due to a $21.7 million increase in short-term borrowings (primarily Federal funds purchased), a $9.3 million increase in long-term borrowings and a $5.2 million decrease in interest bearing deposits.

Interest-bearing Core Deposits - In CBT's banking subsidiaries, NOW, Money Manager, Individual Retirement and savings accounts, and certificates of deposit under
$100,000 provide a stable source of funding.   At  June  30,
1996 these deposits accounted for 64.1 percent of CBT's total funding sources compared with 68.2 percent of June 30, 1995. This level of core deposits is considered appropriate by management given CBT's asset mix.

Purchased Deposits - Purchased deposits, which CBT defines as certificates of deposit with denominations of $100,000 or more, increased $14.9 million or 21 percent to $85.8 million from $70.9 million at June 30, 1995. Purchased deposits represented 10.7 percent of CBT's total funding sources at June 30, 1996, compared with 8.8 percent at December 31, 1995.

Borrowings  -  CBT's  borrowing  include  both  short-term
and   long-term borrowings.    Short-term  borrowings
include  Federal  funds   purchased, securities  sold  under
agreements to repurchase, U.S. Treasury notes payable, revolving lines of credit, and short-term Federal Home Loan
Bank advances.   Management  views  short-term borrowings  as
a cost-effective alternative to purchased deposits and interest bearing core deposits and actively manages CBT's short-term borrowing position to maintain acceptable net
interest  margins  and  liquidity.   At  June  30,  1996,
short-term borrowings accounted for 12.9 percent of CBT's total funding sources, compared with 11.3 percent at December 31, 1995. The increase primarily reflects Federal funds purchased. Long-term borrowings, which totaled $43.4 million and $26.4 million at June 30, 1996 and December 31, 1995, respectively, include Federal Home Loan bank advances with maturities in excess of one year and term debt used to fund FCC. At June 30, 1996, longterm borrowings represented 5.4 percent of CBT's total funding sources compared with 3.3 percent at December 31, 1995.


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


Interest Rate Risk and Its Measurement

Interest rate risk is the risk that future changes in interest rates will reduce net interest income or the
market value of CBT.   Management  uses various  measurement
tools to monitor CBT's interest rate risk position. One measurement tool is the GAP report, which classifies assets and liabilities and their respective yields and costs in terms of maturity or repricing dates. While considerable judgment is necessary to appropriately classify certain balance sheet items that do not have contractual maturity or repricing dates, the GAP report provides
management a basic measure  of interest  rate  risk.   CBT
monitors the GAP position of each subsidiary individually (FCC is included with Citizens), as well as on a consolidated
basis.   The  asset  and  liability management policy  at
each subsidiary specifies targets based primarily on the one year cumulative GAP position in conjunction with a market volatility risk analysis At June 30, 1996 the one year cumulative interest rate GAP was .98. At December 31, 1995 the one year cumulative interest rate GAP was .91. The above levels were within stated corporate guidelines. A GAP of less than one indicates that, over the time horizon measured, more liabilities will reprice than assets. Generally, such a position is favorable in a falling interest rate environment.

GAP as an interest rate risk measurement tool has some
limitations, in that it  is  a  static measurement and does
not capture basis risk or risk  that varies   non-
proportionally   with  rate  movements.    Because                of   such
limitations, CBT supplements its use of GAP with a computer model to estimate the impact of various parallel shifts in the yield curve on net interest income and fair value of equity under a variety of interest rate scenarios.
CBT's management believes the two approaches compliment each other in understanding the impact of changes in interest rates. Based on modeling using June 1996 data, CBT would expect its net interest income to change no more than 5 percent under a 200 basis point parallel shift up or down of the yield curve.


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

The following analysis shows comparisons between the regulatory requirements for "well capitalized" institutions and the actual capital position of CBT:

                                        Well
                                     Capitalized   Actual
Excess
 June 30, 1996
   Leverage Ratio (Equity to               5.00%      11.54%       6.54%
 Assets)
   Tier 1 Risk-Based                       6.00%      16.35%      10.35%
   Total Risk-Based                       10.00%      17.60%       7.60%


 December 31, 1995
   Leverage Ratio (Equity to               5.00%      11.35%       6.35%
 Assets)
   Tier 1 Risk-Based                       6.00%      16.12%      10.12%
   Total Risk-Based                       10.00%      17.37%       7.37%

Because of solid performance and conservative capital management, CBT has consistently maintained a strong capital position. These ratios compare favorably with industry standards and CBT's peers.

At June 30, 1996, CBT's shareholders' equity, exclusive of the unrealized loss on securities available for sale, net of deferred tax, grew $3.2 million from December 1995 levels. CBT's internal capital growth rate (ICGR) for
the six months ended June 30, 1996 was 8.1 percent.   The
ICGR represents the rate at which CBT's average shareholders' equity grew as a result of earnings retained (net income less dividends paid).

CBT declared a $0.12 per share dividend in the second quarter of 1996. The dividend payout ratio for the second quarter of 1996 was 30.9 percent which falls within management's payout range of 25 to 35 percent.

Management is currently not aware of any recommendation by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations. Management is also not aware of any events or uncertainties that will have or that are reasonably likely to have a material impact on CBT's liquidity, capital resources or operations.


Market Data

At June 30, 1996, CBT had issued and outstanding 7,866,469 shares of common stock which was held by approximately 1478 shareholders. Shareholders have received cash dividends per share of common stock on a quarterly basis in 1995 and thus far in 1996.

CBT Corporation common stock is traded on the NASDAQ Stock
Market under the symbol CBTC.

The following table summarizes transactions in common stock and cash dividends declared in 1996 and 1995.
The trading price information reflects the range of actual reported sales prices for CBT Corporation common stock as reported by NASDAQ.

                                         Pric
                                          e
 Quarter                          High          Low
Dividends
 June 30, 1996                     24.25         21.50        0.12
 March 31, 1996                    24.50         21.50        0.12
 December 31, 1995                 23.00         20.00        0.12
 September 30, 1995                24.25         19.25        0.12
 June 30, 1995                     24.00         19.75        0.11
 March 31, 1995                    24.75         21.00        0.11



                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security
Holders

          (a)  The Annual Meeting of Shareholders was
held on Tuesday, April
               16, 1996

          (b) Each person named in the proxy statement as a nominee for director was elected

          (c) The following are the voting results on each of the matters which were submitted to the shareholders:

               Election of Directors:

                                                  Against
                    Director           For      or Withheld
Abstain
               Irving P. Bright,    6,323,681                  48,609
               Jr.
               John L. Burman       6,323,035                  48,609
               Patrick J. Cvengros  6,303,197                  48,609
               William H. Dyer      6,323,681                  48,609
               Louis A. Haas        6,319,966                  48,609
               Joe Tom Haltom       6,371,111                  48,609
               Kerry B. Harvey      6,297,007                  48,609
               F. Donald Higdon     5,920,753                  48,609
               William J. Jones     6,290,495                  48,609
               Ted S. Kinsey        6,356,339                  48,609
               Louis M. Michelson   5,987,460                  48,609
               Bill B. Morgan       6,358,786                  48,609
               Louis D. Myre        5,906,083                  48,609
               David M. Paxton      5,873,235                  48,609
               Robert P. Petter     6,323,681                  48,609
               Joseph A. Powell     6,252,898
48,609
               William A. Usher     6,323,681
48,609


               Proposal to Amend the Corporation,s 1993
Stock Option Plan:

                                                  Against
                    Proposal           For      or Withheld
                    Abstain
               To Amend 1993 Stock
                 Option Plan        5,506,754     699,794
68,841

          The text of the matters referred to under this Item
4 is set forth
          in the proxy statement dated March 8, 1996 previously filed with the
          Securities and Exchange Commission, and is incorporated herein by reference.

          Item 5.   Other Information
               None

          Item 6.   Exhibits and Reports on Form 8-K
          (a) The exhibits set out on the Exhibit Index included as page XX of this report are furnished as a part of this report.

               (b)  No Form 8-K has been filed during the
               second quarter of
1996.



































Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                       CBT CORPORATION


DATE: August 14, 1996                        SIGNED:/s/
Jeffrey R. Nieder
                                    Jeffrey R. Nieder
                                    Senior Vice
President
                                    and Chief



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

3(c)           By-Laws of CBT Corporation are
incorporated
               by reference to Exhibit 3, to the
               Registration Statement of Form S-14 of
               CBT Corporation (Registration No. 2-
               83583).

10(a)               **Form of Severance Protection
Agreement
               between CBT Corporation and certain
               executive officers is incorporated by
               reference to Exhibit 10 of Form 10-Q of
               CBT Corporation dated September 30,
               1995.

               10(b)          **CBT Corporation 1986
               Stock Option Plan is
               incorporated by reference to Exhibit 4
               of Registration Statement on Form S-8 of
               CBT Corporation (Registration No. 33-
               28512).

               10(c)          **CBT Corporation 1993
               Stock Option Plan
               is incorporated by reference to Form
10-Q
           of CBT Corporation dated June 30, 1993.

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

10(f)          **CBT Corporation 1993 Stock Option
               Plan, as amended and restated effective
               March 16, 1995.

27             Financial Data Schedule                             27


**    Denotes  management contracts or compensatory plans  or



arrangements required to be filed as exhibits to this Form 10-



Q.