Form 10-Q/A
period 1996-06-30
CBT CORP /KY/
filed 1996-08-15
CIK 719227

38



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

Yes __X__  No _____



      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Outstanding at June 30, 1996
Common Stock, No Par Value         7,866,469









                                  Page 1
                      This filing contains 37 pages.

                              CBT CORPORATION

PART I.  FINANCIAL INFORMATION                                      PAGE NO.

     Item 1.   Financial Statements

               Consolidated Balance Sheets at June 30, 1996,
               December 31, 1995 and June 30, 1995                     3

               Consolidated Statements of Income for Three
               Months and Six Months Ended June 30, 1996 and
               June 30, 1995                                           4

               Consolidated Statements of Changes in Shareholders' Equity for Six Months Ended June 30, 1996 and
               June 30, 1995                                           5

               Consolidated Statements of Cash Flows for Six
               Months Ended June 30, 1996 and June 30, 1995            6

               Notes to Consolidated Financial Statements         7 - 12


     Item 2.   Management's Discussion and Analysis of
               Consolidated Financial Condition and Results
               of Operations                                     13 - 23


PART II.  OTHER INFORMATION

     Item 1. through Item 6.                                     24 - 25

SIGNATURE PAGE                                                        26

EXHIBIT INDEX                                                         27

AMENDMENT TO 1993 STOCK OPTION PLAN                              28 - 35

FINANCIAL DATA SCHEDULE                                          36 - 37












CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS           (unaudited) (audited)  (unaudited)
($ in thousands)                        June 30  December 31   June 30
                                          1996       1995        1995
ASSETS
  Cash and due from banks              $30,669     $33,662    $31,922
  Federal funds sold                     1,000       1,000          -
      Total cash and cash equivalents   31,669      34,662     31,922

  Securities to be held to maturity     54,760      46,427     47,368

  Securities available for sale
    (at fair market value)             157,163     158,474    149,107

  Loans, net of unearned interest      650,186     644,661    634,268
  Allowance for loan losses             (9,896)    (11,004)   (11,424)
      Loans, net                        640,290     633,657    622,844

  Premises and equipment, net            18,493      18,872     17,246
  Accrued interest receivable             6,770       6,752      5,946
  Other                                   7,805       5,897      6,483
      TOTAL ASSETS                     $916,950    $904,741   $880,916

LIABILITIES
  Deposits:
    Non-interest bearing                $55,365     $69,628    $68,786
    Interest bearing                    598,939     604,106    596,043
      Total deposits                    654,304     673,734    664,829

  Borrowings:
    Federal funds purchased and
      securities sold under agreements
      to repurchase                      58,458      39,037     40,802
    Notes payable - U.S. Treasury         2,021         459      1,984
    Revolving lines of credit             5,000       4,000      7,024
    Federal Home Loan Bank advances      71,173      61,893     50,614
    Term debt                            10,069      10,069      5,092
       Total borrowings                 146,721     115,458    105,516

  Accrued interest payable                4,840       4,341      4,934
  Other                                   5,888       6,837      6,419
      TOTAL LIABILITIES                 811,753     800,370    781,698

SHAREHOLDERS' EQUITY
  Common stock, no par value, authorized
   12,000,000 shares; issued and outstanding
   7,866,469 shares at June 30, 1996;
   7,907,435 shares at December 31, 1995; and
   7,904,935 shares at June 30, 1995      4,100       4,100      4,100
  Capital surplus                        17,981      19,003     18,985
  Retained earnings                      85,196      80,961     76,528
  Unrealized gains (losses) on securities
    available for sale, net of deferred
    taxes                                (2,080)        307       (395)
      TOTAL SHAREHOLDERS' EQUITY        105,197     104,371     99,218

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY             $916,950    $904,741   $880,916

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)                            Three Months Ended   Six Months Ended
($ in thousands except per share data)    June 30             June 30
                                       1996     1995       1996     1995
INTEREST INCOME
  Loans, including fees:
    Taxable                             $15,654   $15,230   $31,227  $29,823
    Tax-exempt                               37        46        78       94
  Securities:
    Taxable                               2,539     2,387     5,044    4,902
    Tax-exempt                              942       880     1,810    1,783
  Other                                       7         5        26       77
      Total interest income              19,179    18,548    38,185   36,679

INTEREST EXPENSE
  Deposits                                7,042     7,312    14,213   14,259
  Borrowings                              1,706     1,396     3,322    2,811
      Total interest expense              8,748     8,708    17,535   17,070

NET INTEREST INCOME                      10,431     9,840    20,650   19,609
  PROVISION FOR LOAN LOSSES                 485       259       955      490

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                 9,946     9,581    19,695   19,119

NON-INTEREST INCOME
  Trust and investment advisory fees        535       397     1,000      708
  Service charges on deposit accounts       871       892     1,630    1,757
  Insurance commissions                     329       315       641      624
  Net gain (loss) on sale of securities      21       135        34      133
  Other                                     365       346       786      706
      Total non-interest income           2,121     2,085     4,091    3,928

NON-INTEREST EXPENSE
  Salaries and employee benefits          3,916     3,806     7,878    8,260
  Net occupancy                             328       285       681      538
  Depreciation and amortization             554       427     1,108      887
  Supplies                                  212       211       456      397
  Data processing                           371       356       786      674
  FDIC assessments                           57       375       114      751
  Tax on bank shares                        303       296       606      591
  Other                                   1,828     1,822     3,535    3,040
    Total non-interest expense            7,569     7,578    15,164   15,138

INCOME BEFORE INCOME TAXES                4,498     4,088     8,622    7,909
INCOME TAXES                              1,300     1,161     2,492    2,215

NET INCOME                               $3,198    $2,927    $6,130   $5,694

NET INCOME PER COMMON SHARE               $0.41     $0.37     $0.78    $0.72




CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)
($ in thousands)


                                                                  Total
                                                               Shareholders'
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






NOTE 2:  SECURITIES TO BE HELD TO MATURITY


($ in thousands)                                  June 30, 1996
                                             ESTIMATED
                                   AMORTIZED    FAIR     GROSS UNREALIZED
                                      COST     VALUE      GAIN      LOSS
U.S.  Treasury securities and
  obligations of other U.S.
  Government agencies                 $2,024    $2,018        $8       $14
State and political subdivisions      52,736    53,161     1,616     1,191
  Total securities                   $54,760   $55,179    $1,624    $1,205


                                              December  31, 1995
                                             ESTIMATED
                                   AMORTIZED    FAIR     GROSS UNREALIZED
                                      COST     VALUE      GAIN      LOSS
U.S. Treasury securities and
  obligations of other U.S.
  Government agencies                 $2,333    $2,352       $27        $8
State and political subdivisions      43,894    46,068     2,435       261
Other                                    200       199         -         1
  Total securities                   $46,427   $48,619    $2,462      $270


Certain securities to be held to maturity were pledged to secure public deposits, securities sold under agreements to repurchase, and other purposes as required or permitted by law. These pledged securities had an estimated amortized cost and estimated fair value of approximately $13,755,727 and $13,775,739 respectively, at June 30, 1996.

NOTE 3:  SECURITIES AVAILABLE FOR SALE


($ in thousands)                               June 30, 1996
                                           ESTIMATED
                                AMORTIZED    FAIR       GROSS UNREALIZED
                                  COST       VALUE      GAIN       LOSS
U.S.  Treasury securities
  and obligations of other
  U.S. Government agencies        $53,929    $52,761       $110     $1,278
State and political
  subdivisions                      9,588      9,958        453         83
Mortgage-backed securities         82,992     80,744        326      2,574
Derivative securities               5,482      5,328          2        156
Federal Home Loan Bank stock        8,270      8,270          -          -
  (at cost)
Other                                 102        102          -          -
  Total securities               $160,363   $157,163       $891     $4,091


                                            December  31, 1995
                                           ESTIMATED
                                AMORTIZED    FAIR       GROSS UNREALIZED
                                  COST       VALUE      GAIN       LOSS
U.S.  Treasury securities and
  obligations of other
  U.S. Government agencies        $44,821    $45,236       $479        $64
State and political
  subdivisions                      9,587     10,186        646         47
Mortgage-backed securities         83,952     83,557        576        971
Derivative securities              11,747     11,600         10        157
Federal Home Loan Bank Stock        7,873      7,873          -          -
  (at cost)
Other                                  22         22          -          -
  Total securities               $158,002   $158,474     $1,711     $1,239


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


                                      Three Months Ended    Six Months Ended
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


                                     Three Months Ended    Six Months Ended
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

                                     Three Months Ended  Six Months Ended
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

Non-Interest Expenses

Total non-interest expense remained consistent on an overall basis for the three months and six months ended June 30, 1996 compared to 1995. Salaries and employee benefits for the six months ended June 30, 1996 decreased $382,000 from the same period in 1995, as the first quarter of 1995 included $865,000 of non-recurring costs associated with an extensive re-engineering effort. Exclusive of the non-recurring charges, salaries and benefits increased $483,000. Net occupancy expense increased $143,000 between 1996 and 1995 for the six month period. This is principally due to growth in the number of FCC offices and the opening of the United Commonwealth Bank facility in the third quarter of 1995. Depreciation and amortization increased 24.9 percent, or $221,000, reflective of the significant investment CBT has made in technology, facilities and equipment over the last year. The $112,000 increase in data processing expense relates to charges for additional services as well as costs associated with upgrading technology at banking affiliates. Supplies increased $59,000, due primarily to costs associated with standardizing bank product offerings at all bank affiliates during the first quarter of 1996. The $637,000 decline in FDIC assessments was a result of a reduction in the assessment rate which occurred in the third quarter of 1995. Other expenses increased during the first quarter of 1996 as a result of expanded marketing and advertising, additional telephone costs, increased courier and postage expenses, growth in audit and exam fees and charges associated with operational consolidations.

The following table shows a breakdown of non-interest expense:

                                      Three Months Ended   Six Months Ended
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


Non-Performing Assets

The following table presents data on CBT's non-performing assets. As previously defined, non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, restructured loans, and other real estate owned. At June 30, 1996, non-performing assets totaled $10.7 million, or 1.67 percent of net loans and other real estate owned, compared with $4.9 million, or 0.77 percent of net loans and other real estate owned, at December 31, 1995. As discussed previously, this increase reflects a group of related commercial credits totaling approximately $5.4 million. Of this amount, $1.8 million has been restructured. The remaining portion totaling $3.6 million consists of two notes to a single borrower. A $1.1 million note is secured by collateral valued at $800,000 to $1,000,000. A $2.5 million note has nominal collateral support. Personal guarantees exist on the obligation. Subsequent to June 30, 1996, the parties involved have verbally agreed to rewrite the loans under market terms and conditions, after charging-down an additional $1.4 million.

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

Interest-bearing Core Deposits - In CBT's banking subsidiaries, NOW, Money Manager, Individual Retirement and savings accounts, and certificates of deposit under $100,000 provide a stable source of funding. At June 30, 1996 these deposits accounted for 64.1 percent of CBT's total funding sources compared with 67.8 percent at December 31, 1995. This level of core deposits is considered appropriate by management given CBT's asset mix.

Purchased Deposits - Purchased deposits, which CBT defines as certificates of deposit with denominations of $100,000 or more, increased $14.9 million or 21 percent to $85.8 million from $70.9 million at June 30, 1995. Purchased deposits represented 10.7 percent of CBT's total funding sources at June 30, 1996, compared with 8.8 percent at December 31, 1995.

Borrowings  -  CBT's  borrowing  include  both  short-term  and   long-term
borrowings. Short-term borrowings include Federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury notes payable, revolving lines of credit, and short-term Federal Home Loan Bank advances. Management views short-term borrowings as a cost-effective alternative to purchased deposits and interest bearing core deposits and actively manages CBT's short-term borrowing position to maintain acceptable net interest margins and liquidity. At June 30, 1996, short-term borrowings accounted for 12.9 percent of CBT's total funding sources, compared with 11.3 percent at December 31, 1995. The increase primarily reflects Federal funds purchased. Long-term borrowings, which totaled $43.4 million and $26.4 million at June 30, 1996 and December 31, 1995, respectively, include Federal Home Loan bank advances with maturities in excess of one year and term debt used to fund FCC. At June 30, 1996, long-term borrowings represented 5.4 percent of CBT's total funding sources compared with 3.3 percent at December 31, 1995.


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

The following analysis shows comparisons between the regulatory requirements for "well capitalized" institutions and the actual capital position of CBT:

                                        Well
                                     Capitalized   Actual      Excess
 June 30, 1996
   Leverage Ratio (Equity to               5.00%      11.54%       6.54%
 Assets)
   Tier 1 Risk-Based                       6.00%      16.35%      10.35%
   Total Risk-Based                       10.00%      17.60%       7.60%


 December 31, 1995
   Leverage Ratio (Equity to Assets)       5.00%      11.35%       6.35%
   Tier 1 Risk-Based                       6.00%      16.12%      10.12%
   Total Risk-Based                       10.00%      17.37%       7.37%

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

                                         Price
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

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Shareholders was held on Tuesday, April 16, 1996

          (b) Each person named in the proxy statement as a nominee for director was elected

          (c) The following are the voting results on each of the matters which were submitted to the shareholders:

               Election of Directors:

                                                  Against
                    Director           For      or Withheld   Abstain
               Irving P. Bright,Jr  6,323,681                  48,609
               John L. Burman       6,323,035                  48,609
               Patrick J. Cvengros  6,303,197                  48,609
               William H. Dyer      6,323,681                  48,609
               Louis A. Haas        6,319,966                  48,609
               Joe Tom Haltom       6,371,111                  48,609
               Kerry B. Harvey      6,297,007                  48,609
               F. Donald Higdon     5,920,753                  48,609
               William J. Jones     6,290,495                  48,609
               Ted S. Kinsey        6,356,339                  48,609
               Louis M. Michelson   5,987,460                  48,609
               Bill B. Morgan       6,358,786                  48,609
               Louis D. Myre        5,906,083                  48,609
               David M. Paxton      5,873,235                  48,609
               Robert P. Petter     6,323,681                  48,609
               Joseph A. Powell     6,252,898                  48,609
               William A. Usher     6,323,681                  48,609


               Proposal to Amend the Corporation's 1993 Stock Option Plan:

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

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          (a) The exhibits set out on the Exhibit Index included as page 27 of this report are furnished as a part of this report.

          (b) No Form 8-K has been filed during the second quarter of 1996.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CBT CORPORATION


DATE: August 14, 1996                        SIGNED:''''''''''''''''''''
                                    Jeffrey R. Nieder
                                    Senior Vice President
                                    and Chief Financial Officer



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

10(f)          **CBT Corporation 1993 Stock Option Plan, as
               amended and restated effective March 16, 1995.        28 - 35

27             Financial Data Schedule                                 37


** Denotes management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-Q.





                               EXHIBIT 10(F)


                              CBT CORPORATION
                          1993 STOCK OPTION PLAN

            (As Amended and Restated Effective March 16, 1996)


                              CBT CORPORATION
                          1993 STOCK OPTION PLAN

            (As Amended and Restated Effective March 16, 1995)

                                 Preamble

     CBT Corporation adopted the CBT Corporation 1992 Incentive Stock Option Plan, effective march 17, 1993. The Plan was subsequently approved by the shareholders of the Company. The Company now desire to amend and restate the Plan, subject to shareholder approval, effective for options granted on and after March 16, 1995, to provide for granting of nonstatutory stock options and to permit the Plan Committee to determine the vesting period of options granted under the Plan. The Plan is renamed "CBT Corporation 1993 Stock Option Plan" to reflect that nonstatutory options can now be awarded under the Plan. These amendments shall not affect outstanding options granted under the Plan before March 16, 1995, and the provisions of the Plan as in effect before these amendments shall apply to such options. The Plan as so amended and restated reads as follows:

     1. PURPOSE. The purpose of the Plan is to strengthen the Company by providing an additional means of retaining and attracting competent management personnel and by providing to participating officers and other key employees of the Company and its Subsidiaries added incentive for high levels of performance and for unusual efforts to increase the earnings of the Company through the opportunity for stock ownership offered by the Plan.

     2. DEFINITIONS. For purposes of this Plan, capitalized words and phrases shall have the following meanings:

     A.   Board.  The word "Board" means the Company's Board of Directors.

     B. Change in Control. The term Change in Control means: (a) any share exchange or merger or consolidation of the Corporation or a significant subsidiary of the corporation if either (i) the Corporation will not be the surviving or acquiring corporation or will not own 100% of the outstanding capital stock of the surviving or acquiring corporation following the consummation of the transactions contemplated by the plan or agreement of exchange, merger or consolidation, or (ii) there will be a substantial change in the proportionate ownership of outstanding share of voting stock of the Corporation as a result of the transactions contemplated by such plan or agreement of exchange, merger or consolidation; (b) any sale, lease, exchange, transfer or other disposition of all or any substantial part of the assets of the Corporation or a subsidiary of the Corporation followed by a liquidation of the Corporation;
(c) the commencement of any tender offer, exchange offer or other purchase offer for, and / or any agreement to purchase, as much as (or more than) 30% of the outstanding Common Stock of the Corporation or a subsidiary of the Corporation; or (d) the Board or the shareholders of the Corporation approve, adopt, agree to recommend, or accept any agreement, contract, offer or other arrangement providing for, or any series of transactions resulting in, any of the transactions described above.

     C. Code. The word "Code" means the Internal Revenue Code of 1986, as amended.

     D. Common Stock. The term "Common Stock" means the Company's common stock or the common stock or securities of a Successor that have been substituted therefor pursuant to Section 8.

     E. Company. The word "Company" means CBT Corporation, a Kentucky corporation, with its principal place of business at 333 Broadway, Paducah, Kentucky 42001.

     F. Exchange Act. The term "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time.

     G. ISO. The acronym "ISO" means an option to purchase Common Stock which at the time the option is granted qualifies as an incentive stock option within the meaning of Code Section 422.

     H. NSO. The acronym "NSO" means a nonstatutory stock option to purchase Common Stock which at the time the option is granted does not qualify as an ISO.

     I. Option Price. The term "Option Price" means the price to be paid for Common Stock upon the exercise of an option granted under the Plan, in accordance with Section 7.A.

     J. Optionee. The word "Optionee" means an employee to whom options have been granted under the Plan.

     K. Optionee Representative. The term "Optionee Representative" means the personal representative of the Optionee's estate, and after final settlement of the Optionee's estate, the successor or successors entitled thereto by law.

     L. Plan. The word "Plan" means the CBT Corporation 1993 Stock Option Plan, as set forth herein, and as amended from time to time.

     M. Plan Committee. The term "Plan Committee" means the committee appointed by the Board to administer the Plan, pursuant to Section 4.

     N.   Subsidiary.  The word "Subsidiary" means, as defined in Code
Section 424 (f), any corporation (other than the Company) in an unbroken chain of corporations beginning with the Company if, at the time of the granting of an option under the Plan, each of the corporations other than the last corporation in the unbroken chain owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock of one of the other corporations in such chain.

     O. Successor. The work "Successor" means the entity surviving a merger or consolidation with the Company, or the entity that acquires all or a substantial portion of the Company's assets or outstanding capital stock (whether by merger, purchase or otherwise).

     P. Ten Percent Shareholder. The term "Ten Percent Shareholder" means an employee who, at the time an option is granted, owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or Subsidiary employing the Optionee or of its parent (within the meaning of Code Section 424 (e)) or Subsidiary.

     3.   STOCK SUBJECT TO PLAN.   Subject to adjustment as provided in
Section 8, the aggregate number of shares of Common Stock which may be issued under the Plan shall not exceed four hundred thousand (400,000) shares. ________________ (_________) shares have been issued under the Plan effective March 16, 1995, leaving _______________ shares (________) shares available for issuance under the Plan effective March 16, 1995. Authorized and unissued shares shall be delivered under the Plan. If any option expires or terminates for any reason, the shares of Common Stock subject thereto shall again become available under the Plan.

     4.   ADMINISTRATION.

     A. Plan Committee. The Board shall appoint an option committee, known as the Plan Committee, to administer the Plan, whose membership shall be determined and reviewed from time to time by the Board. Members of the Plan Committee shall serve until delivery of their written resignation to the Board or until removal by the Board. The Plan Committee shall consist of not less than three (3) members of the Board who are not and have not at any time for one (1) year before appointment to the Committee been eligible to receive stock or options under any plan of the company or any of its affiliates. Members of the Plan Committee shall be subject to any additional restrictions necessary to satisfy the requirements for disinterested administration of the Plan as set fourth in Rule 16b=3 under the Exchange Act.

     B. Plan Administration. The Plan Committee shall have full power and authority to construe, interpret and administer the Plan any may from time to time adopt such rules and regulations for carrying out the Plan as it may deem proper and in the Company's best interests. The decision of a majority of the members of the Plan Committee shall constitute the decision of the Plan Committee and the Plan Committee may act either at a meeting at which a majority of the members of the Plan Committee is present, or by a writing signed by all of the members of the Plan Committee. The interpretation of any provisions of the Plan by the Plan Committed shall be final, conclusive, and binding upon all persons and the officers of the Company shall place into effect and shall cause the Company to perform its obligations under the Plan in accordance with the determinations of the Plan Committee in administering the Plan.

     5.   GRANT OF OPTIONS.

     A. Plan Committee's Authority. Subject to the terms, provisions and conditions of the Plan, the Committee shall have exclusive jurisdiction:
(i) to select the employees to whom options shall be granted; (ii) to authorize the granting of ISOs, NSOs or a combination of ISOs and NSOs to employees; (iii) to determine the number of shares of Common Stock subject to each option; (iv) to determine the time or times when options will be granted, the manner in which each option shall be exerciseable, and the duration of the exercise period; (v) to fix such other provisions of the option agreement as it may deem necessary or desirable consistent with the terms of the Plan; and (vi) to determine all other questions relating to the administration of the Plan.

     B. $100,000 ISO Exercisability Limitation. Notwithstanding Section 5.A, the aggregate fair market value (determined as of the date the option is granted) of the Common Stock for which ISOs will first become exercisable by an Optionee is any calendar year under all ISO plans of the
Company and its Subsidiaries shall not exceed $100,000.   Options granted
in excess of this limitation shall constitute NSOs.

     6.   ELIGIBILITY.   Key employees of the Company and its Subsidiaries,
including officers and directors who are also employees of the Company or a Subsidiary, are eligible to receive ISOs and NSOs under the Plan. Key employees to whom options may be granted under the Plan will be those selected by the Plan Committee from time to time who, in the sole discretion of the Plan Committee, have contributed in the past or who may be expected to contribute materially in the future to the successful performance of the Company and its Subsidiaries.

     7. TERMS OF OPTIONS. Each option granted under the Plan shall evidenced by an option agreement signed by the Optionee and by a member of the Plan Committee on behalf of the Commune. An option agreement shall constitute a binding contract between the Company and the Optionee, and every Optionee, upon acceptance of such option agreement, shall be bound by the terms and restrictions of the Plan and of the option agreement. Such agreement shall be subject to the following express terms and conditions and to such other terms and conditions that are not inconsistent with the Plan as the Plan Committee may deem appropriate.

     A. Option Price. The Option Price per share of Common Stock shall be determined by the Plan Committee at the time an option is granted. The Option Price for ISOs shall be not less than: (i) the fair market value of Common Stock on the date of grant, or (ii) in the case of an ISO granted to a Ten Percent Shareholder, one hundred ten percent (110%) of the fair market value of Common Stock on the date of grant. The fair market value of common Stock shall be determined by the average of the closing bid and asked quotations or the closing high bid quotation, whichever is available, for the Common Stock in the over--the-counter market, as reported by the National Association of Securities Dealers Automated Quotation System on the business day immediately preceding the date of grant. The Option Price shall be subject to adjustment as provided in Section 8.

     B. Option Period. Subject to Section 7.C, each option agreement shall specify the period for which the option thereunder is granted and shall provide that the option shall expire at the end of such period. The Plan Committee may extend such period provided that, in the case of an ISO, such extension shall not in any way disqualify the option as an ISO without the Optionee's consent. In no case shall such period, including any such extensions, exceed ten (10) years from the date of grant, provided, however, that in the case of an ISO granted to a Ten Percent Stockholder, such period, including extensions, shall not exceed five (5) years from the date of grant.

     C. Lapse of ISO. An ISO shall lapse at the earliest of the following times:

          (1)  ten (10) years from the date of grant;

          (2) five (5) years after the date of this Agreement if Optionee is a Ten Percent Shareholder on the date of this Agreement); or

          (3) three (3) months after termination of employment with the Company or a Subsidiary for reasons other than death, Disability, or discharge for cause;

          (4) one (1) year after termination of employment with the Company or a Subsidiary because of Optionee's death or Disability; or

          (5) immediately upon termination of employment through discharge for cause, as determined by the Plan Committee in its sole discretion; or

          (6) on the date Optionee becomes employed by or renders services for a financial institution in competition with the Company or its Subsidiaries in any county in which the Company or any of its Subsidiaries is located following Optionee's termination of employment with the Company or its Subsidiaries, as determined by the Plan
Committee in its sole discretion.

     D. ISO Installment Exercise Period. Except to the extent provided otherwise by section 7.H, in no event shall an ISO be exercisable during the first tow (2) years after the date of grant. Thereafter, an ISO may be exercised on or after the anniversary of the date of grant in three (3) equal annual installments so that the full grant may be exercised not sooner than four (4) years after the date of grant.

     E. Leaves of Absence. The Plan Committee may, in its discretion, treat all or any portion of any period during which an Optionee is on military or on an approved leave of absence from the Company or a Subsidiary as a period of employment of the Optionee by the Company or Subsidiary for purposes of accrual of the Optionee's rights under the Plan. Notwithstanding the foregoing, if a leave of absence exceeds ninety (90) days and reemployment is not guaranteed by contract or statute, the Optionee's employment by the company or a Subsidiary for the purposes of the Plan shall be deemed to have terminated on the 91st day of the leave.

     F. Manner of Exercise. To exercise an option, the Optionee shall deliver to the Company: (i) seven (7) days' prior written notice specifying the number of shares as to which the option is being exercised and, if determined by counsel for the Company to be necessary, representing that such shares are being acquired for investment purposes only and not for purpose of resale or distribution; and (ii) payment by the Optionee, or a broker-dealer (as provided in Section 7.G), for such shares of the Option Price for the number of shares with respect to which the option is exercised. On or before the expiration of the sever (7) day notice period, and provided that all conditions precedent contained in the Plan are satisfied, the Company shall, without transfer or issuance tax or other incidental expenses to Optionee, deliver to Optionee, at the offices of the Company, a certificate or certificates for the Common Stock. Options are exercisable only in whole shares, and fractional share interests shall be disregarded. If Optionee fails to accept delivery of the Common Stock, the Optionee's rights to exercise the applicable portion of the option shall terminate.

     G. Payment for Share. Except as otherwise provided in this Section 7, the Option Price for the Common Stock shall be paid in full when the option is exercised. Subject to such rules as the Committee may impose, the Option Price may be paid in whole or in part in (i) cash, (ii) whole shares of Common Stock owned by the Optionee evidenced by negotiable certificates, (iii) by a combination of such methods of payment, or (iv) such other consideration as shall constitute lawful consideration for the issuance of Common Stock and be approved by the Committee including without limitation, assurance satisfactory to the Committee from a broker registered under the Exchange Act of the delivery of the proceeds of an imminent sale of the Common Stock to be issued pursuant to the exercise of such option, such sale to be made at the directions of the Optionee). Moreover, subject to such restrictions, terms and conditions as the Committee may impose, an Optionee may request the Company to "pyramid" the Optionee's shares; that is, to automatically apply the shares which the Optionee is entitled to receive on the exercise of a portion of an option to satisfy the exercise for additional portions of the option, thus resulting in multiple simultaneous exercises of an option by use of whole shares as payment. If payment of the Option Price is made in Common stock, the value of the Common Stock used for payment of the Option Price shall be the fair market value of the Common Stock, determined in accordance with
Section 7.A, on the business day preceding the day written notice of exercise is delivered to the Company./

     H. Acceleration. Notwithstanding the provisions of Sections 7.B or D to the contrary, if there is a Change in Control, the exercise dates of all outstanding options shall accelerate so that each option outstanding may be exercised on or after the date of the Change in Control.

     I. ISOs. Each option agreement which provides for the grant of an ISO shall contain such terms and provisions as the Plan Committee deems necessary or desirable to qualify such option as an ISO within the meaning of Code Section 422.

     J. Transferability of Options. Options granted under the Plan may not be transferred by the Optionee otherwise than by will or the laws of descent and distribution, and during the lifetime of the Optionee to whom granted, may be exercised only by such Optionee.

     8. ADJUSTMENT OF SHARES. In the event of capital adjustment after the effective date of the Plan in the Common Stock of the Company by reason of any reorganization, recapitalization, stock split, stock dividend, combination or exchange of shares, merger or consolidation, or any other change (after the effective date of the Plan) in the nature or number of shares of Common Stock of the Company, a proportionate adjustment shall be made in the maximum number and kind of shares which may be delivered under the Plan, and in the Option Price under and the number and kind of shares of Common Stock covered by outstanding options granted under the Plan. By virtue of such a capital adjustment, the price of any share under option shall be adjusted so that there will be no change in the aggregate purchase price payable upon exercise of any such option. Such determination by the Plan Committee shall be conclusive.

     Without limiting the generality of the foregoing, if (a) there is a Change in Control of the Company, and (b) as a result of the transactions contemplated by the Change in Control, a Successor will acquire all or a substantial portion of the assets or outstanding capital stock of the Company, then the kind of shares of common stock which shall be subject to the Plan and to each outstanding option shall automatically be converted into a replace by share of common stock, or such other class of equity securities having rights and preferences no less favorable than common stock of the Successor, and the number of shares subject to the options and the purchase price per share upon exercise of the options shall be correspondingly adjusted, so that, by virtue of such Change in Control of the Company, each optionee shall have the right to purchase (i) that number of shares of the Successor which, as of the date of the Change in Control, have a fair market value equal to the fair market value of the shares of the company theretofore subject to an option, (ii) for a purchase price per share which, when multiplied by the number of shares of the Successor subject to the option, shall equal the aggregate exercise price at which the Optionee could have acquired shares of the Company under such option.

     The granting of an option pursuant to this Plan shall not affect in any way the right and power of the Company to make adjustments, reorganizations, reclassifications, or changes of its capital or business structure or to merge, consolidate, dissolve, liquidate, sell or transfer all of any part of its business or assets; provided, however, that the Company shall not, and shall not permit its Subsidiaries to, recommend or agree or consent to a transaction or series of transactions which would result in a Change of Control of the Company unless and until the person or persons acquiring or succeeding to assets or capital stock of the Company or its Subsidiaries as a result of such transaction or transactions agrees to be bound by the terms of the Plan so far as it pertains to options therefore granted and agrees to assume and perform the obligations of the Company and its Successor under the Plan.

     9. COMPLIANCE WITH OTHER LAWS AND REGULATIONS. Upon the exercise of an option at a time when there is not in effect a registration statement under the Securities Act of 1933 and any applicable state securities laws (the "Securities Laws") relating to the shares of Common Stock issuable upon exercise thereof and available for deliver, a prospectus meeting the requirements of the Securities laws, the shares of Common Stock may be issued only if the Optionee or Optionee Representative represents and warrants in writing to the Company that the shares being purchased are being acquired for investment and not with a view to the distribution thereof. The shares of the Common Stock shall contain such legends or other restrictive endorsements as counsel for the Company shall deem necessary or proper. No shares of Common Stock shall be purchased upon the exercise of any option unless and until there shall have been satisfied any applicable requirements of the Securities and Exchange Commission or other regulatory agencies having jurisdiction and of any exchanges upon which stock of the Company may be listed. The Company covenants that it will take all actions necessary to register under the Securities Laws the Common Stock issuable upon exercise of options granted pursuant to this Plan.

     10.  NO RIGHTS AS SHAREHOLDER.  No Optionee or Optionee's
Representative shall have any rights as a shareholder with respect to Common Stock subject to Optionee's option before the date of transfer to the Optionee of a certificate for such shares.

     11. NO RIGHTS TO CONTINUED EMPLOYMENT. The Plan and any option granted under the Plan shall not confer upon any Optionee any right with respect to continuance of employment by the Company or any Subsidiary, nor shall it interfere in any way with the right of the Company or any Subsidiary by which an Optionee is employed to terminate Optionee's employment at any time.

     12. TERMINATION. The Plan shall terminate on December 31, 2002, and may be terminated at any earlier time by the Plan Committee. No option shall be granted after termination of the Plan. Termination of the Plan, however, shall not affect the validity of any option theretofore granted under the Plan.

     13. AMENDMENT. The Board shall have the right, at any time, to amend, suspend or terminate the Plan in any respect that it may deem to be in the best interests of the Company, except that, without approval by shareholders of the Company holding not less than a majority of the votes represented and entitled to b voted at a duly held meeting of the Company's shareholders, no amendment shall be made if shareholder approval is necessary to continue to qualify the Plan under the Securities and Exchange commission Rule 16b-3. No amendment of the Plan, however, may, without the consent of the Optionee or optionee Representative, make any changes in any outstanding option theretofore granted under the Plan which would adversely affect the rights of such Optionee or Optionee Representative.

     14. TAX WITHHOLDING. Upon the exercise of any option granted under the Plan, or upon the disposition of any Common Stock acquired by the exercise of an ISO granted under the Plan within two (2) years from the date of grant or one (1) year after such Common Stock is transferred to the Optionee, the Company shall have the right to require Optionee to remit to the Company an amount sufficient to satisfy all federal, state and local withholding tax requirements, or, alternatively, the Company shall have the right to retain Common Stock otherwise payable to the Optionee pursuant to exercise of an option in an amount sufficient to satisfy such withholding requirements, before the delivery to the Optionee of any certificate(s) for shares of Common Stock.

     15.  GOVERNING LAW.      This Plan and the stock option agreements
entered into under the Plan shall be governed by, and construed in accordance with, the laws of the Commonwealth of Kentucky.

     16. EFFECTIVE DATE. This Plan, as amended and restated, is effective upon the approval by the Board on March 16, 11995; subject, however, to the ratification of this Plan, as amended and restated, by the shareholders of the Company. The Plan was originally approved by the Board on March 17, 1993 and ratified by the affirmative vote of a majority of the shares present or represented by proxy at the Annual Meeting of Stockholders held on April 20, 1993. The effective date of each option shall be the day on which it is granted to any Optionee.

          Dated as of the 16th day of March, 1995.

                                   CBT CORPORATION




                                   By: ______________________

                                   Title: ___________________



ATTEST:



_________________________






                                EXHIBIT 27

                          FINANCIAL DATA SCHEDULE
                       (filed in electronic format)
                                    FOR
                              CBT CORPORATION

                           For the Period Ended
                               JUNE 30, 1996