Form 10-Q
period 1996-09-30
CBT CORP /KY/
filed 1996-11-14
CIK 719227

28



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarter ended September  30, 1996  Commission file number 0-16878




                              CBT CORPORATION
          (Exact name of registrant as specified in its charter)


          Kentucky                                     61-1030727
          (State of other jurisdiction of              (I.R.S. Employer
          incorporation or organization)          Identification No.)


                  333 Broadway, Paducah, Kentucky  42001
                 (Address of principal executive offices)

     Registrant's telephone number, including area code     (502) 575-5100


      Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__  No _____



      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Outstanding at September  30, 1996
Common Stock, No Par Value         7,856,210









                                  Page 1
                      This filing contains 27 pages.

                              CBT CORPORATION

PART I.  FINANCIAL INFORMATION                                        PAGE NO.

     Item 1.   Financial Statements

               Consolidated Balance Sheets at September  30, 1996,
               December 31, 1995 and September  30, 1995                  3

               Consolidated Statements of Income for Three
               Months and Nine Months Ended September  30, 1996 and
               September  30, 1995                                        4

               Consolidated Statements of Changes in Shareholders'
               Equity for Nine Months Ended September  30, 1996 and
               September  30, 1995                                        5

               Consolidated Statements of Cash Flows for Nine
               Months Ended September  30, 1996 and September
               30, 1995                                                   6

               Notes to Consolidated Financial Statements               7 - 12

     Item 2.   Management's Discussion and Analysis of
               Consolidated Financial Condition and Results
               of Operations                                           13 - 23


PART II.  OTHER INFORMATION

     Item 1. through Item 6.                                              24

SIGNATURE PAGE                                                            25

EXHIBIT INDEX                                                             26

FINANCIAL DATA SCHEDULE                                                   27












CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS              (unaudited) (audited)  (unaudited)
($ in thousands)                        September 30 December 31 September 30
                                            1996        1995         1995
ASSETS
  Cash and due from banks                  $34,888     $33,662    $31,595
  Federal funds sold                             0       1,000          -
      Total cash and cash equivalents       34,888      34,662     31,595

  Securities to be held to maturity         54,654      46,427     46,250

  Securities available for sale
    (at fair market value)                 155,419     158,474    153,786

  Loans, net of unearned interest          674,296     644,661    641,670
  Allowance for loan losses                 (8,734)    (11,004)   (11,299)
      Loans, net                           665,562     633,657    630,371

  Premises and equipment, net               18,383      18,872     18,248
  Accrued interest receivable                6,417       6,752      6,286
  Other                                      7,367       5,897      6,170
      TOTAL ASSETS                        $942,690    $904,741   $892,706

LIABILITIES
  Deposits:
    Non-interest bearing                   $70,190     $69,628    $69,631
    Interest bearing                       602,907     604,106    600,242
      Total deposits                       673,097     673,734    669,873

  Borrowings:
    Federal funds purchased and
    securities sold under agreements
    to repurchase                           59,538      39,037     39,210
    Notes payable - U.S. Treasury            2,010         459      1,952
    Revolving lines of credit                5,000       4,000      2,500
    Federal Home Loan Bank advances         73,169      61,893     55,899
    Term debt                               10,046      10,069     10,069
       Total borrowings                    149,763     115,458    109,630

  Accrued interest payable                   6,019       4,341      5,131
  Other                                      6,819       6,837      6,644
      TOTAL LIABILITIES                    835,698     800,370    791,278

SHAREHOLDERS' EQUITY
  Common stock, no par value, authorized
    12,000,000 shares; issued and outstanding
    7,856,210 shares at September 30, 1996;
    7,907,435 shares at December 31, 1995; and
    7,904,935 shares at September  30,1995   4,100       4,100      4,100
  Capital surplus                           18,252      19,003     18,985
  Retained earnings                         86,132      80,961     78,488
  Unrealized gains (losses) on securities
  available for sale, net of deferred taxes (1,492)        307       (145)
      TOTAL SHAREHOLDERS' EQUITY           106,992     104,371    101,428

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                $942,690    $904,741   $892,706


CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                            September 30        September 30
($ in thousands except per share data) 1996     1995       1996     1995

INTEREST INCOME
  Loans, including fees:
    Taxable                         $16,064   $15,965   $47,292  $45,788
    Tax-exempt                           34        34       111      128
  Securities:
    Taxable                           2,498     2,388     7,543    7,290
    Tax-exempt                          953       852     2,762    2,635
  Other                                   4        24        30      101
      Total interest income          19,553    19,263    57,738   55,942

INTEREST EXPENSE
  Deposits                            7,461     7,580    21,673   21,839
  Borrowings                          1,804     1,466     5,127    4,277
      Total interest expense          9,265     9,046    26,800   26,116

NET INTEREST INCOME                  10,288    10,217    30,938   29,826
  PROVISION FOR LOAN LOSSES             810       338     1,765      828

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES             9,478     9,879    29,173   28,998

NON-INTEREST INCOME
  Trust and investment advisory fees    563       378     1,562    1,086
  Service charges on deposit accounts   862       913     2,492    2,670
  Insurance commissions                 334       331       975      955
  Net gain (loss) on sale of securities   0        81        34      214
  Other                                 502       299     1,289    1,005
    Total non-interest income         2,261     2,002     6,352    5,930

NON-INTEREST EXPENSE
  Salaries and employee benefits      3,948     3,763    11,826   12,023
  Net occupancy                         339       325     1,020      863
  Depreciation and amortization         548       464     1,656    1,352
  Supplies                              194       210       650      606
  Data processing                       390       379     1,176    1,053
  FDIC assessments                      617       376       731    1,127
  Tax on bank shares                    303       247       909      838
  Other                               2,038     2,027     5,573    5,067
    Total non-interest expense        8,377     7,791    23,541   22,929

INCOME BEFORE INCOME TAXES            3,362     4,090    11,984   11,999
INCOME TAXES                            908     1,183     3,400    3,398

NET INCOME                           $2,454    $2,907    $8,584   $8,601

NET INCOME PER COMMON SHARE           $0.31     $0.37     $1.09    $1.08






CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)
($ in thousands)


                                                                  Total
                                                               Shareholders'
                                                                  Equity
Balance, December 31, 1995                                      $104,371
Net income                                                         8,584
Dividends on common stock                                         (2,914)
Stock options exercised                                               79
Purchase of common stock                                          (1,329)
Net change in unrealized gains (losses) on
  securities available for sale                                   (1,799)
Balance, September  30, 1996                                    $106,992




Balance, December 31, 1994                                        $91,337
Net income                                                          8,601
Dividends on common stock                                          (2,692)
Stock options exercised                                               432
Purchase of common stock                                           (1,491)
Net change in unrealized gains (losses) on
  securities available for sale                                     5,241
Balance, September  30, 1995                                     $101,428




















CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)                                              Nine Months Ended
($ in thousands)                                           September  30
                                                        1996          1995
OPERATING ACTIVITIES
 Net income                                            $8,584        $8,601
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                      1,765           828
         Depreciation                                   1,491         1,183
         Amortization                                     165           169
         Amortization and accretion of securities          32             9
         Loss (gain) on sale of fixed assets               13            17
         Loss (gain) on sale of securities                (34)         (214)
         Changes in assets and liabilities:
            Accrued interest receivable                   335          (218)
            Other assets                                 (586)         (555)
            Accrued interest payable                    1,678         1,250
            Other liabilities                             (18)        1,540
    Net cash provided by operating activities          13,425        12,610

INVESTING ACTIVITIES
  Proceeds from maturities of securities to be held
  to maturity                                           1,234         2,953
  Proceeds from sales of securities available for
  sale                                                      -        32,182
  Proceeds from maturities of securities available
  for sale                                             13,481         6,382
  Principal collected on mortgage-backed securities,
    including those classified as available for sale    7,554         5,588
  Payment for purchases of securities                 (30,208)      (29,220)
  Net increase in loans                               (33,670)      (26,723)
  Proceeds from sale of premises and equipment             30             -
  Payment for purchase of premises and equipment       (1,196)       (3,538)
    Net cash (used in) provided by investing
    activities                                        (42,775)      (12,376)

FINANCING ACTIVITIES
  Net decrease in deposits                                (637)         296
  Net increase (decrease) in short-term borrowings      22,052      (12,555)
  Net increase in FHLB advances                         11,276       20,467
  Net cash advanced on revolving lines of credit         1,000       (3,500)
  Principal payments on term debt                          (23)          -
  Cash dividends paid                                   (2,842)      (2,692)
  Stock options exercised                                   79          432
  Purchase of common stock                              (1,329)      (1,491)
    Net cash provided by (used in) financing
    activities                                          29,576          957

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     226        1,191
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          34,662       30,404
CASH AND CASH EQUIVALENTS, END OF PERIOD                34,888      $31,595

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                           10,943       $24,866
    Federal income taxes                                3,757        $3,013


                     CBT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                            September  30, 1996

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

Operating results for the three month period and nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995.


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

Effective January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These pronouncements require that impaired loans be measured based upon the present value of expected future cash flows, discounted at the loans' effective interest rate or at the loans' market price or fair value of collateral, if the loan is collateral dependent. When the measure of the impaired loan is less than that recorded investment in the loan, the impairment is recorded through a valuation allowance that is included in the allowance for loan losses. The adoption of these pronouncements did not have a material impact on the Corporation's consolidated financial statements.

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


Per Common Share Data

Net income per common share data for the three months ended September 30, 1996 and 1995 is based upon 7,860,051 average shares outstanding and 7,904,935 average shares outstanding, respectively. Net income per common share data for the nine months ended September 30, 1996 and 1995 is based upon 7,880,635 average shares outstanding and 7,935,760 average shares outstanding, respectively.


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






NOTE 2:  SECURITIES TO BE HELD TO MATURITY


($ in thousands)                        September 30, 1996
                                             ESTIMATED
                                   AMORTIZED   FAIR     GROSS   UNREALIZED
                                      COST     VALUE     GAIN      LOSS
U.S.  Treasury securities and
obligations of other U.S. Government
agencies                             $2,019     $2,019       $8        $8
State and political subdivisions     52,635     53,950    2,067       752
  Total securities                  $54,654    $55,969   $2,075      $760


                                         December  31, 1995
                                             ESTIMATED
                                   AMORTIZED    FAIR     GROSS UNREALIZED
                                      COST     VALUE      GAIN      LOSS
U.S. Treasury securities and
obligations of other
U.S. Government agencies             $2,333    $2,352       $27        $8
State and political subdivisions     43,894    46,068     2,435       261
Other                                   200       199         -         1
  Total securities                  $46,427   $48,619    $2,462      $270


Certain securities to be held to maturity were pledged to secure public deposits, securities sold under agreements to repurchase, and other purposes as required or permitted by law. These pledged securities had an estimated amortized cost and estimated fair value of approximately $19,183,982 and $19,494,532 respectively, at September 30, 1996.

NOTE 3:  SECURITIES AVAILABLE FOR SALE


($ in thousands)                        September  30, 1996
                                           ESTIMATED
                                AMORTIZED    FAIR       GROSS UNREALIZED
                                  COST       VALUE      GAIN       LOSS
U.S.  Treasury securities
  and obligations of other
  U.S. Government agencies       $53,813    $52,800       $100     $1,113
State and political                9,589     10,030        494         53
subdivisions
Mortgage-backed securities        80,751     79,152        349      1,949
Derivative securities              4,801      4,676          0        124
Federal Home Loan Bank Stock       8,659      8,659          -          -
  (at cost)
Other                                102        102          -          -
  Total securities              $157,715   $155,419       $943     $3,239


                                       December  31, 1995
                                           ESTIMATED
                                AMORTIZED    FAIR       GROSS UNREALIZED
                                  COST       VALUE      GAIN       LOSS
U.S.  Treasury securities and
  obligations of other
  U.S. Government agencies       $44,821    $45,236       $479        $64
State and political                9,587     10,186        646         47
subdivisions
Mortgage-backed securities        83,952     83,557        576        971
Derivative securities             11,747     11,600         10        157
Federal Home Loan Bank Stock       7,873      7,873          -          -
  (at cost)
Other                                 22         22          -          -
  Total securities              $158,002   $158,474     $1,711     $1,239


Certain securities available for sale were pledged to secure public deposits, securities sold under agreements to repurchase, and other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $106,181,555 and $105,269,691 respectively, at September 30, 1996.


NOTE 4:  LOANS


($ in thousands)                     September 30  December 31  September 30
                                           1996        1995        1995

Commercial, industrial,
  and agricultural loans                 $202,732    $212,266    $201,291
Residential real estate loans             273,609     253,556     258,590
Installment loans                         206,970     189,036     191,864
  Total loans                             683,311     654,858     651,745
Less:  Unearned interest                    9,015      10,197      10,075
  Total loans, net of unearned interest  $674,296    $644,661    $641,670



NOTE 5:  PREMISES AND EQUIPMENT


($ in thousands)                      September 30  December 31  September 30
                                          1996        1995        1995

Land                                       $1,971      $1,971      $1,996
Buildings and improvements                 14,000      17,715      16,569
Furniture and equipment                    17,626      13,537      12,074
Construction in progress                      303          20       1,692
  Total premises and equipmen              33,900      33,243      32,331
Less:  Accumulated depreciation
       and amortization                    15,517      14,371      14,083
  Net premises and equipment              $18,383     $18,872     $18,248


NOTE 6:  INTEREST BEARING DEPOSITS


($ in thousands)                      September 30  December 31  September 30
                                            1996        1995        1995

NOW accounts                              $91,966    $101,448     $93,908
Money Manager acunts                       36,646      45,581      44,804
Individual retirement accounts             47,598      50,601      49,635
Savings accounts                           53,699      44,845      45,982
Certificates of deposit under $100,000    289,815     292,489     292,241
Certificates of deposit $100,000 and
above                                      83,183      69,142      73,672
  Total interest bearing deposits        $602,907    $604,106    $600,242


PART I  - FINANCIAL INFORMATION


ITEM 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

CBT Corporation ("CBT") is a multi-bank holding company consisting of four state chartered commercial banks, one federal savings bank, and a consumer finance company. The banks' 18 locations provide financial services primarily in western Kentucky, while the finance company has 27 locations throughout the state. The following discussion and analysis is presented on a consolidated basis, with all significant intercompany accounts and transactions eliminated.

For the third quarter, CBT Corporation earned $2,454,000 and $2,907,000 in 1996 and 1995, respectively. Net income per share was $0.31 for the three month period ended September 30, 1996 compared with $0.37 for the comparable period in 1995.

For the first nine months of 1996, CBT reported net income of $8,584,000, virtually unchanged from the first nine months of 1995, which was $8,601,000. Net income per share was $1.09 for the nine months ended September 30, 1996 compared with $1.08 for the nine months ended September 30, 1995.

Return on average equity was 8.96 percent and 11.27 percent for the third quarter of 1996 and 1995, respectively. Return on average assets for the three month period ended September 30, 1996 was 1.05 percent, compared with
1.30 percent for the similar 1995 period.

Return on average equity was 10.70 percent for the first nine months of 1996 compared with 11.48 percent for the first nine months of 1995. Return on average assets was 1.25 percent for the first nine months of 1996, compared with 1.31 percent for the first nine months of 1995.


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

In  the  third quarter of 1996, tax-equivalent net interest income provided
82.4 percent of CBT's net revenue, compared with 84.0 percent in the third quarter of 1995. The change was a result of higher fee income in 1996 rather than a reduction in net interest income. Total tax-equivalent net interest income for the third quarter of 1996 increased 0.9 percent from the third quarter a year ago. Growth in tax-equivalent net interest income for the third quarter of 1996 over 1995 was due to growth in earning assets of 4.5 percent partially offset by a 16 basis point decline in net interest margin.

Through September 30, tax-equivalent net interest income provided 83.4 percent of net revenue for 1996, compared to 83.9 percent for 1995. Total tax-equivalent net interest income increased 3.6 percent comparing the first nine months of 1996 and 1995, solely as the result of a 3.6 percent increase in earning assets. Net interest margin was 4.95 percent for both periods.

Net interest margin, the ratio of tax-equivalent net interest income divided by average earning assets, was 4.83 percent and 4.99 percent for
the   three  months  ended  September  30,  1996  and  September   30, 1995,
respectively. Through September 30, the year-to-date net interest margin for 1996 and 1995 was the same: 4.95 percent. The following schedule presents yields and costs on key components of interest income and interest expense for the third quarter and year-to-date for 1996 and 1995.


                                   Three Months Ended    Nine Months Ended
                                       September 30       September 30
                                        1996     1995     1996     1995

 Yield on securities                    7.03%    7.07%    6.99%    6.56%
 Yield on loans (including fees)        9.71%    9.99%    9.81%    9.80%
 Yield on federal funds sold and other
   money market investments             5.36%    6.33%    4.90%    6.03%
     Yield on earning assets            9.04%    9.29%    9.10%    8.99%

 Rate on interest-bearing deposit       4.88%    5.02%    4.81%    4.90%
 Rate on borrowings                     5.34%    5.52%    5.29%    5.49%
     Rate on interest bearing
     liabilities                        4.96%    5.09%    4.90%    4.98%

 Net interest spread                    4.08%    4.20%    4.20%    4.01%

 Net interest margin (including fees)   4.83%    4.99%    4.95%    4.95%


Provision for Loan Losses

The provision for loan losses reflects management's judgment of the current period cost associated with maintaining adequate reserves for the credit risk inherent in CBT's loan portfolio. The consolidated provision for loan losses was $810,000 for the third quarter of 1996, a 139.6 percent increase from the $338,000 provision recorded in the third quarter of 1995. The third quarter provision for loan losses was 0.48 percent of average loans on an annualized basis, compared with 0.21 percent in the prior year. Provision expense was substantially increased in the third quarter of 1996 in light of a significant increase in loan charge-offs, principally related to one commercial account.

The consolidated provision for loan losses was $1,765,000 for the nine months ended September 30, 1996, a 113.2 percent increase from the $828,000 for the same period in 1995. Year-to-date provision as a percent of average loans was 0.36 percent and 0.18 percent for 1996 and 1995, respectively.

Net loan losses were $1,972,000 for the third quarter of 1996 compared to $463,000 for the third quarter of 1995. Approximately $1.5 million was charged-off in the third quarter of 1996 related to the commercial account referenced above. Net loan losses as a percent of average loans on an annualized basis were 1.18 percent for the three months ended September 30, 1996, compared to 0.29 percent for the three months ended September 30, 1995. Net loan losses were $4,035,000 and $1,068,000 for the nine months ended September 30, 1996 and 1995, respectively. Net loan losses as a percent of average loans on an annualized basis were 0.83 and 0.23 percent for the nine month period ended September 30, 1996 and 1995, respectively. The increase in year-to-date net loan losses in 1996 over 1995 is primarily attributable to $2.8 million charged off on the aforementioned commercial account.

The following is a progression of the allowance for loan losses:


                                     Three Months Ended  Nine Months Ended
 ($ in thousands)                      September  30      September  30
                                        1996     1995      1996     1995

 Balance, beginning of period          $9,896  $11,424  $11,004  $11,533
 Adjustment for finance receivables         -        -        -        6
 Provision for loan losses                810      338    1,765      828
 Loans charged off                     (2,114)    (513)  (4,354)  (1,359)
 Recoveries                               142       50      319      291
     Net charge-offs                   (1,972)    (463)  (4,035)  (1,068)

     Balance, end of period            $8,734  $11,299   $8,734  $11,299


 Allowance for loan losses to total loans,
   net of unearned interest              1.30%    1.76%    1.30%    1.76%

 Net charge-offs to average loans        1.18%    0.29%    0.83%    0.23%

 Non-performing assets to period-end
   loans and other real estate           1.39%    0.70%    1.39%    0.70%


Non-Interest Income

Non-interest income represents 17.6 percent of CBT's tax-equivalent revenue in the third quarter of 1996, compared with 16.0 percent in the third quarter of 1995. Consolidated non-interest income increased 12.9 percent or $259,000 in the third quarter of 1996 to $2,261,000, compared to the comparable 1995 period. Trust and investment advisory fees increased 48.9 percent over the third quarter of 1995 from $378,000 to $563,000. This increase was primarily the result of higher volumes generated through CBT's strategic alliance with J.C. Bradford & Co. ("JCB"), a Nashville-based regional brokerage firm. All other non-interest income increased 4.6 percent over the third quarter of 1995, with improvements in insurance commissions and other fees offsetting a decline in service charges on deposit accounts and securities gains. Exclusive of securities gains, all other non-interest income grew 10.0 in the third quarter of 1996 compared to the prior year.

Non-interest income represents 16.6 percent of CBT's tax-equivalent revenue for the first nine months of 1996, compared to 16.1 percent for the comparable 1995 period. Consolidated non-interest income increased 7.1 percent or $422,000 to $6,352,000 for the nine months ended September 30, 1996 compared to September 30, 1995. As noted above, the trust and investment advisory fees increased significantly (43.8 percent), offset partially by the decrease in gains on sales of securities. In addition, service charges on deposit accounts decreased 6.7 percent due to a lower collection rate in 1996. Insurance commissions and other fee income increased 15.5 percent comparing the first nine months of 1996 with the similar period in 1995.

The following table shows a breakdown of non-interest income:

                                    Three Months Ended   Nine Months Ended
 ($ in thousands)                      September  30     September  30
                                        1996     1995     1996     1995

 Trust and investment advisory fees     $563     $378   $1,562   $1,086
 Service charges on deposit accounts     862      913    2,492    2,670
 Insurance commissions                   334      331      975      955
 Gain (loss) on sale of securities         0       81       34      214
 Other                                   502      299    1,289    1,005
   Total non-interest income          $2,261   $2,002   $6,352   $5,930


Non-Interest Expenses

Total non-interest expense grew $586,000, or 7.5 percent, for the third quarter of 1996 compared to the third quarter of 1995. FDIC assessment increases accounted for $241,000 (41.1 percent) of the increase, as a government-mandated recapitalization of the Savings Association Insurance Fund resulted in a one-time charge of $560,000. Salaries and benefits increased $185,000 (4.9 percent) as a result of merit increases and the filling of open positions, while the tax on bank shares was up $56,000 (22.7 percent) because of accrual adjustments made in 1995. Depreciation and amortization grew $84,000 (18.1 percent) because of investments in technology made in the latter part of 1995. All other non-interest expense increased $20,000 (0.7 percent).

For the nine month period ended September 30, 1996, total non-interest expense increased $612,000 compared to the similar period in 1995. Salaries and benefits were $197,000 lower, as non-recurring costs associated with the 1995 re-engineering totaling $1,135,000 were partially offset by merit increases and new personnel. Net occupancy grew $157,000 (18.2 percent) while depreciation and amortization was up $305,000 (22.6 percent), primarily because of new FCC offices, bank branch remodeling and technology investments. Supplies increased $43,000 (7.1 percent) while data processing expense grew $123,000 (11.7 percent), with both increases due to additional business volume. In spite of the one-time recapitalization charge, FDIC assessments were lower by $396,000 (35.1 percent) while tax on bank shares increased $71,000 (8.5 percent). All other non-interest expense grew $506,000 (10.0 percent) primarily because of various accrual adjustments made in the first and second quarters of 1995.

The following table shows a breakdown of non-interest expense:


                                    Three Months Ended  Nine Months Ended
 ($ in thousands)                      September  30     September  30
                                       1996     1995     1996     1995

 Salaries and employee benefits       $3,948   $3,763  $11,826  $12,023
 Net occupancy                           339      325    1,020      863
 Depreciation and amortization           548      464    1,656    1,352
 Supplies                                194      210      650      606
 Data processing                         390      379    1,176    1,053
 FDIC assessments                        617      376      731    1,127
 Tax on bank shares                      303      247      909      838
 Other                                 2,038    2,027    5,573    5,067
   Total non-interest expense         $8,377   $7,791  $23,541  $22,929


The efficiency ratio, defined as non-interest expense divided by tax-equivalent revenue, is a measure of how effective a financial services company is in leveraging its resources to produce revenue. A lower ratio indicates better performance. For the three months ended September 30, 1996, CBT's efficiency ratio was 65.09 percent compared with 62.26 percent for the same period in 1995. Without the one-time recapitalization charge, the third quarter 1996 efficiency ratio was 60.7 percent. For the nine month period ended September 30, 1996, CBT's efficiency ratio was
61.55 percent compared to 62.47 percent for the comparable 1995 period.


Income Taxes

CBT's income tax planning is based upon the goal of maximizing long-term, after-tax profitability. Income tax expense is significantly affected by the mix of taxable versus tax-exempt revenues.

The effective income tax rate for the three months ended September 30, 1996 and 1995 was 27.0 percent and 28.9 percent, respectively. The effective income tax rate for the nine months ended September 30, 1996 and 1995 was
28.4 percent and 28.3 percent, respectively. The lower effective tax rate for the third quarter of 1996 was the result of higher tax-exempt revenue for the period compared to 1995.


Consolidated Balance Sheet Analysis

Earning Assets

At September 30, 1996, earning assets were $886.7 million, compared with $841.9 million at September 30, 1995. This increase is due to a $32.6 million increase in loans and a $12.2 million increase in securities. Total earning assets at September 30, 1996 consisted of 76.1 percent loans and 23.9 percent securities. The September 30, 1995 earning asset mix was identical to 1996. Average earning assets for the third quarter of 1996 were $836.3 million, an increase of 5.1 percent over the third quarter of 1995.


Investment Risk Management

CBT has certain securities in its available for sale portfolio that are classified as derivative securities by banking regulators. At September 30, 1996 and December 31, 1995, respectively, CBT had $4,801,000 and $11,747,000 book value in derivative securities. These amounts represent
3.0 percent and 7.4 percent of the total securities available for sale at September 30, 1996 and December 31, 1995, respectively. Market value for these securities was $4,676,000 at September 30, 1996 and $11,600,000 at December 31, 1995. The significant decrease in such securities is due to calls issued in 1996 based upon a favorable interest rate environment. All are guaranteed by government agencies and none have a maturity of over 6 years. The amount and nature of these securities pose no undue risk to CBT's financial position and there are no plans to acquire additional derivative securities.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which was adopted by CBT in the third quarter of
1994. The Statement requires that investment securities classified as available for sale be reported at fair value with unrealized gains and losses reported, net of deferred taxes, as a separate component of shareholders' equity. As of September 30, 1996, net unrealized losses related to investment securities available for sale were $1,492,000, net of deferred taxes. At December 31, 1995, the fair value of securities available for sale reflected unrealized gains of $307,000, net of deferred taxes.


Credit Risk Management

CBT manages exposure to credit risk though loan portfolio diversification by customer, industry, and loan type. As a result, there is no undue concentration in any single sector. CBT annually evaluates economic conditions affecting its lending markets. Economic indicators such as unemployment levels, construction activity, and bankruptcy filings are evaluated. During the third quarter of 1996, CBT's primary market areas continued to experience favorable unemployment levels and strong real estate values and commercial development. Bankruptcy filings in CBT's markets have increased sharply during 1996 compared to the prior year, however. CBT's credit risk is diversified by loan type. At September 30, 1996, 40.5 percent of the portfolio consisted of residential real estate and mobile home loans, 31.5 percent of commercial loans and 28.0 percent of consumer loans.

Credit risk management also includes monitoring the performance of existing portfolios. CBT has in place a comprehensive internal credit review program to assess the current financial condition and operating performance of significant commercial borrowers.

Loans by type appear below:



($ in thousands)                     September 30 December 31  September 30
                                           1996        1995        1995

Commercial, industrial, and
agricultural loans                        $202,732    $212,266    $201,291
Residential real estate and mobile
home loans                                 273,609     253,556     258,590
Consumer loans                             206,970     189,036     191,864
  Total loans                              683,311     654,858     651,745
Less:  Unearned interest                     9,015      10,197      10,075
  Total loans, net of unearned interest   $674,296    $644,661    $641,670


CBT continues to classify its loans consistent with current regulatory review results. There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual or restructured at September 30, 1996.


Allowance for Loan Losses

At  September  30, 1996, the allowance for loan losses was $8.7 million, or
1.30 percent of net loans outstanding, compared with $11.0 million, or 1.71 percent at December 31, 1995. The ratio of the allowance for loan losses to non-performing assets was 92.9 percent at September 30, 1996, compared with 225.8 percent at December 31, 1995. Non-performing assets consist of non-accrual loans, restructured loans, loans past-due ninety days or more that are still accruing interest and other real estate owned. The decline in the allowance as a percent of loans is the result of modest loan growth (4.6 percent since year-end 1995) and a $2.3 million decline in the allowance, the latter occurring as the result of $2.8 million in charge-offs taken on a single large commercial borrower. The significant drop in the ratio of allowance for loan losses to non-performing assets was due to the aforementioned decrease in the allowance to $8.7 million, coupled with a $4.5 million increase in non-performing assets. Approximately $3.6 million of the increase in non-performing assets relate to outstanding borrowings to the large commercial customer referred to above. Principal loss exposure on the $3.6 million, which consists of $1.8 million in non-accrual and $1.8 million in renegotiated outstandings, is estimated to be not greater than $700,000.

Although it is impossible for any lender to predict future loan losses with complete accuracy, management monitors the allowance for loan losses with the intent to provide for all losses that can reasonably be anticipated based on current conditions. CBT has a comprehensive credit grading system and other internal loan monitoring systems to support this assessment. Such systems fully comply with the loan review guidelines set forth in the December 21, 1993 Interagency Policy Statement on the Allowance for Loan and Lease Losses. CBT management maintains the allowance available to cover future loan losses within the entire loan portfolio and believes the allowance for loan losses is adequate at September 30, 1996 based on the current level of non-performing assets and the expected level of future charge-offs.


Non-Performing Assets

The  table  below  presents  data  on  CBT's  non-performing  assets.    As
previously defined, non-performing assets consist of non-accrual loans, restructured loans, loans past due ninety days or more that are still accruing interest and other real estate owned. At September 30, 1996, non-performing assets totaled $9.4 million, or 1.39 percent of net loans and other real estate owned, compared with $4.9 million, or 0.77 percent of net loans and other real estate owned, at December 31, 1995.

The $1.7 million increase in non-accrual loans consists of $1.8 million of such loans from the aforementioned commercial borrower, less $100,000 net of reductions in other non-accrual loans. The $1.8 million of debt is collateralized with assets having an estimated fair value of $600,000 and carries a $500,000 personal guarantee. The $1.8 million restructured loan, which is a related credit, is secured by real estate and equipment and bears an interest rate of 50 percent of New York prime. The $1 million increase in loans past due 90 days or more and still accruing represents various consumer credits, which collectively do not pose significant risk to CBT's allowance for loan losses.


($ in thousands)                   September 30  December 31  September 30
                                           1996        1995         1995

  Non-accrual loans                      $5,784      $4,059      $3,873
  Restructured loans                      1,805           -           -
  Accruing loans which are
    contractually past due 90 days
    or more                               1,781         785         637
      Total non-performing loans          9,370       4,844       4,510
  Other real estate owned                    30          30           -
      Total non-performing assets        $9,400      $4,874      $4,510


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


Funding Sources

Non-Interest Bearing Deposits

Non-interest bearing deposits, which represent a portion of CBT's core deposits, were $70.2 million at September 30, 1996, a $562,000 increase from December 31, 1995. Average non-interest bearing deposits were $67.8 for the third quarter of 1996 compared with $67.0 million for fourth quarter of 1995. Non-interest bearing deposits represented 8.5 percent of CBT's total funding sources at September 30, 1996, compared with 8.8 percent at December 31, 1995.

Interest-Bearing Liabilities

Interest-bearing liabilities for CBT consist of certain core deposits, purchased deposits, short-term and long-term borrowings. At September 30, 1996, interest-bearing liabilities totaled $752.7 million, an increase of $33.1 million over December 31, 1995. The increase is due to a $24.3 million increase in short-term borrowings, a $10.0 million increase in long-term borrowings and a $1.2 million decrease in interest-bearing deposits.

Interest-bearing Core Deposits - In CBT's banking subsidiaries, NOW, Money Manager, Individual Retirement and savings accounts, and certificates of deposit under $100,000 provide a stable source of funding. At September 30, 1996 these deposits accounted for 63.2 percent of CBT's total funding sources compared with 67.8 percent at December 31, 1995. Interest-bearing core deposits declined $15.3 million comparing December 31, 1995 to September 30, 1996 as customers continued to avail themselves of attractive non-deposit investment opportunities.

Purchased Deposits - Purchased deposits, which CBT defines as certificates of deposit with denominations of $100,000 or more and brokered certificates of deposit, increased $14.1 million or 20.4 percent to $83.2 million from $69.1 million at December 31, 1995. Purchased deposits represented 10.1 percent of CBT's total funding sources at September 30, 1996, compared with 8.8 percent at December 31, 1995. At September 30, 1996, CBT held $5.0 million of brokered certificates with a maturity of greater than one year. Purchased funds have been acquired to offset the decline in interest-bearing core deposits.

Borrowings - CBT's borrowings are both short-term and long-term. Short-term borrowings include Federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury notes payable, revolving lines of credit, and short-term Federal Home Loan Bank advances. Management views short-term borrowings as a cost-effective alternative to purchased deposits and interest-bearing core deposits and actively manages CBT's short-term borrowing position to maintain acceptable net interest margins and liquidity. At September 30, 1996, short-term borrowings accounted for
13.8 percent of CBT's total funding sources, compared with 11.3 percent at December 31, 1995. The increase was primarily in Federal funds purchased and securities sold under agreements to repurchase. Long-term borrowings, which totaled $36.4 million and $26.4 million at September 30, 1996 and December 31, 1995, respectively, include Federal Home Loan bank advances with maturities in excess of one year and term debt used to fund FCC. At September 30, 1996, long-term borrowings represented 4.4 percent of CBT's total funding sources compared with 3.3 percent at December 31, 1995.


Asset and Liability Management

Financial institutions manage the inherently different maturity and repricing characteristics of earning assets and interest-bearing funding to achieve a desired interest rate sensitivity position and to limit their exposure to interest rate risk. The goal of the asset and liability management process is to manage the structure of the balance sheet to provide the optimal level of net interest income while maintaining acceptable levels of interest rate risk (as defined below) and liquidity.
The focal point of this process is the Asset and Liability Management Committee (ALCO) of CBT, an executive level management committee. ALCO meets monthly to consider CBT's consolidated interest rate risk and liquidity posture. The committee takes an active role in maintaining and hedging CBT's profitability under a variety of interest rate scenarios. The actual management of interest rate risk is governed by an asset and liability management policy.

Interest Rate Risk and Its Measurement

Interest rate risk is the risk that future changes in interest rates will reduce net interest income or the market value of a financial institution. Management uses various measurement tools to monitor CBT's interest rate
risk  position.   One measurement tool is the GAP report, which  classifies
assets and liabilities and their respective yields and costs in terms of maturity or repricing dates. While considerable judgment is necessary to appropriately classify certain balance sheet items that have no contractual maturity or repricing dates, the GAP report provides management a basic measure of interest rate risk. CBT monitors the GAP position of each subsidiary individually (FCC is included with Citizens), as well as on a
consolidated  basis.   The asset and liability management  policy  at  each
subsidiary specifies targets based primarily on the one year cumulative GAP
position  in  conjunction  with  a  market  volatility  risk  analysis   At
September   30, 1996 the one year cumulative interest rate GAP, defined  as the ratio of rate sensitive assets to rate sensitive liabilities, was .99, while at December 31, 1995, the one year cumulative interest rate GAP was
 .91.   The  above levels were within corporate guidelines.  A GAP  of  less than one indicates that, over the time horizon measured, more liabilities will reprice than assets. Generally, such a position is favorable in a falling interest rate environment. As the GAP approaches 1.0, a neutral posture is obtained.

GAP as an interest rate risk measurement tool has some limitations: it is a static measurement; it requires the establishment of an subjective time horizon; and it does not capture basis risk or risk that varies non-proportionally with rate movements. Because of such limitations, CBT supplements its use of GAP with a computer model to estimate the impact of various parallel shifts in the yield curve on net interest income and the fair value of equity under a variety of interest rate scenarios. CBT's management believes the two approaches compliment each other in understanding the impact of changes in interest rates on the financial performance and condition of CBT. Based on modeling using September 30, 1996 data, CBT would expect its net interest income to change no more than
3.0 percent under a 200 basis point parallel shift up or down of the yield curve.


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

CBT's consumer deposits provide a certain level of stability with respect to liquidity. In addition, membership in the Federal Home Loan Bank of Cincinnati provides a cost-effective alternate source of funding, as does access to brokered certificates of deposits. CBT's available for sale investment portfolio also provides an additional source of liquidity.


Capital Management

CBT management believes that a strong capital position is vital to continued profitability and promotes depositor and investor confidence. Bank subsidiaries are required to maintain capital levels sufficient to qualify for "well capitalized" status with banking regulators and to meet anticipated growth needs. Net income is the primary source of new capital for subsidiaries. Net income of subsidiaries in excess of capital requirements is available to CBT in the form of dividends and is used primarily to pay corporate dividends.

The following analysis shows comparisons between the regulatory requirements for "well capitalized" institutions and the actual capital position of CBT:

                                        Well
                                     Capitalized   Actual      Excess
 September  30, 1996
   Leverage Ratio (Equity to Assets)    5.00%      11.30%       6.30%
   Tier 1 Risk-Based                    6.00%      15.98%       9.98%
   Total Risk-Based                    10.00%      17.23%       7.23%


 December 31, 1995
   Leverage Ratio (Equity to Assets)    5.00%      11.35%       6.35%
   Tier 1 Risk-Based                    6.00%      16.12%      10.12%
   Total Risk-Based                    10.00%      17.37%       7.37%

Because of solid performance and conservative capital management, CBT has consistently maintained a strong capital position. These ratios compare favorably with industry standards and CBT's peers.

The Corporation occasionally repurchases and retires common stock. All repurchases are done in non-block sizes (less than 5,000 shares) and are accomplished to meet internal needs (e.g. 401(k), stock options). For the nine month period ended September 30, 1996, 57,384 shares had been repurchased at an aggregate price of $1,303,000.

For the nine month period ended September 30, 1996, CBT's shareholders' equity, exclusive of the unrealized loss on securities available for sale (net of deferred tax) and stock repurchases, grew $5.7 million. CBT's internal capital growth rate (ICGR) for the nine months ended September 30, 1996 was 7.3 percent. The ICGR represents the rate at which CBT's shareholders' equity grew as a result of earnings retained (net income less dividends paid).

CBT declared a $0.13 per share dividend in the third quarter of 1996, which represented an 8.3 percent increase over one year ago. The dividend payout ratio for the third quarter of 1996 was 41.6 percent of net income, which was higher than management's general payout guideline of 25 to 35 percent,
primarily   because  of  the  one-time  charge  to  earnings   related   to
recapitalization of the insurance fund. Exclusive of that charge, the payout ratio was 35.7 percent for the third quarter of 1996. The 1996 year-
to-date   payout  ratio  is  33.9  percent  (32.5  percent   exclusive   of
recapitalization).

Management is currently not aware of any recommendation by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations. Management is also not aware of any events or uncertainties that will have or that are reasonably likely to have a material impact on CBT's liquidity, capital resources or operations.


Market Data

At September 30, 1996, CBT had issued and outstanding 7,856,210 shares of common stock held by approximately 1,463 shareholders of record. Shareholders have received cash dividends for each share of common stock on a quarterly basis in 1995 and 1996.

CBT Corporation common stock is traded on the NASDAQ Stock Market under the symbol CBTC.

The following table summarizes common stock prices and cash dividends declared in 1996 and 1995. The price information reflects the range of prices for CBT Corporation common stock as reported by NASDAQ.

                                         Price
 Quarter                           High          Low       Dividends
 September 30, 1996                23.50         20.00        0.13
 June  30, 1996                    24.25         21.50        0.12
 March 31, 1996                    24.50         21.50        0.12
 December 31, 1995                 23.00         20.00        0.12
 September 30, 1995                24.25         19.25        0.12
 June 30, 1995                     24.00         19.75        0.11
 March 31, 1995                    24.75         21.00        0.11



                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          (a) The exhibits set out on the Exhibit Index included as page 26 of this report are furnished as a part of this report.

          (b)  No Form 8-K has been filed during the third quarter of 1996.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CBT CORPORATION

     DATE: November 14, 1996       SIGNED:''''''''''''''''''''
                                    John E. Sircy
                                    Executive Vice President
                                    and Chief Operating Officer



                               EXHIBIT INDEX


NUMBER         DESCRIPTION                                              PAGE


3(a) Articles of Incorporation of CBT Corporation, as amended are incorporated by reference to
               Exhibit 4(a), of Amended Form 10-Q of CBT
               Corporation dated September 6, 1994.

3(b) Articles of Amendment to the Articles of Incorporation of CBT Corporation are incorporated by reference to
               Exhibit 4(b) of Form 10-Q of CBT Corporation dated September 30, 1995.

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

10(c)               **CBT Corporation 1993 Stock Option Plan
               is incorporated by reference to Form 10-Q of CBT Corporation dated September 30, 1993.

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

10(f)               **CBT Corporation 1993 Stock Option Plan, as
               amended and restated effective March 16, 1996, is incorporated by reference to Exhibit 10(f) of the Form 10-Q of CBT Corporation dated June 30, 1996.

27             Financial Data Schedule                                   27


** Denotes management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-Q.






                                EXHIBIT 27

                          FINANCIAL DATA SCHEDULE
                       (filed in electronic format)
                                    FOR
                              CBT CORPORATION

                           For the Period Ended
                            SEPTEMBER  30, 1996