Form 10-K
period 1996-12-31
CBT CORP /KY/
filed 1997-03-31
CIK 719227

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
------   EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED
         DECEMBER 31, 1996
                                          OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934.  FOR THE TRANSITION PERIOD FROM
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
YES   X   NO
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant - at March 24, 1997, $145,445,300 (assumes, solely for purposes of this computation, that all shareholders, other than directors and executive officers, are non-affiliates). Indicate the number of shares outstanding of each of the issuer's classes of common stock - as of March 24, 1997, 7,867,517 shares.

Documents incorporated by reference:
Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated herein by reference to Parts I and II of this Report. Portions of the registrant's Proxy Statement dated March 8, 1997 are incorporated by reference to Part III of this Report.


                                        Page 1
                            This filing contains 69 pages.

                                  TABLE OF CONTENTS


PART I                                                                     PAGE

Item 1.  Business                                                           3
Item 2.  Properties                                                         8
Item 3.  Legal Proceedings                                                  8
Item 4.  Submission of Matters to a Vote of Security Holders                8

PART II

Item 5.  Market for the Registrant's Common Stock
         and Related Stockholder Matters                                    8
Item 6.  Selected Financial Data                                            8
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9
Item 8.  Financial Statements and Supplementary Data                        9
Item 9.  Changes In and Disagreements with Accountants
         on Accounting and Financial Disclosure                             9

PART III

Item 10. Directors and Executive Officers of the Registrant                 9
Item 11. Executive Compensation                                             9
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                         9
Item 13. Certain Relationships and Related Transactions                    10

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                          10

SIGNATURES                                                                 11-12
EXHIBIT INDEX                                                              13

PART I
ITEM 1.  BUSINESS

CBT Corporation ("CBT"), is a multi-bank holding corporation, registered under the Bank Holding Company Act of 1956 ("the Act"), as amended. It was organized under the laws of the Commonwealth of Kentucky in March 1983. CBT maintains its principal headquarters in Paducah, Kentucky. It is the parent company of four banks, the Bank of Marshall County ("BMC"), Citizens Bank & Trust Company ("Citizens"), Graves County Bank ("GCB"), and Pennyrile Citizens Bank and Trust Company ("PCB"), and one federal savings bank, United Commonwealth Bank, FSB ("UCB"). Fidelity Credit Corporation ("FCC"), a consumer finance company, is a wholly-owned subsidiary of Citizens. United Commonwealth Service Corporation ("UCSC"), which provides brokerage services to customers, is a wholly-owned subsidiary of UCB. CBT provides financial services primarily in western Kentucky through its 18 bank locations, with the consumer finance company having
27 locations throughout Kentucky.   At December 31, 1996, CBT had total
consolidated assets of $960.6 million, total loans net of unearned interest of $687.2 million and total stockholders' equity of $110.2 million. CBT had 442 full-time equivalent employees at December 31, 1996.

CBT offers its products through direct mail as well as through its 45 locations. To meet the data processing needs of its banks, CBT uses the services of a third party vendor.

CBT has acquired banks and branches over the last three years as a part of an overall strategy to expand its base of business. The Corporation will continue to pursue appropriate acquisition opportunities.


CITIZENS BANK & TRUST COMPANY OF PADUCAH

Citizens was authorized to commence business in 1888 and conducts a general banking business encompassing most of the services, both commercial and consumer, which banks may lawfully provide, including the acceptance of demand, savings, and time deposits; the making of commercial, consumer, mortgage and credit card loans; personal and corporate trust services, safe deposit facilities, and correspondent banking services. Additional services include providing brokerage services through a strategic alliance with J C Bradford & Co., a Nashville, Tennessee-based regional brokerage firm. While primarily serving customers in the Paducah and McCracken County area, Citizens' market area also includes several other counties in western Kentucky and nearby southern Illinois. At December 31, 1996 before intercompany eliminations, Citizens had total assets of approximately $613.9 million.

Citizens conducts business in its principal office at 333 Broadway, Paducah, Kentucky and in 5 branch locations located within McCracken County.

Citizens is also the sole shareholder of Fidelity Credit Corporation, described on the following page.


FIDELITY CREDIT CORPORATION

FCC, a Kentucky corporation, engages in the business of making consumer loans, both secured and unsecured. FCC operates under the Consumer Loan Act and Industrial Loan Act of Kentucky. In addition to its corporate office in Paducah, FCC operates 27 offices throughout Kentucky. Two new FCC offices were opened in 1996.

FCC's operations are primarily financed by short and long-term borrowings from two regional institutions. In 1996, Citizens provided a portion of FCC's short term funding. CBT guaranteed a portion of FCC's borrowings from the regional institutions. At December 31, 1996, before intercompany eliminations, FCC had total assets of approximately $33.5 million.

PENNYRILE CITIZENS BANK AND TRUST COMPANY

PCB, organized in 1976, is a full-service commercial bank which provides services similar to that of Citizens. PCB's principal office is located at 2800 Fort Campbell Boulevard in Hopkinsville and has three additional branches located within Christian County. At December 31, 1996, before intercompany eliminations, PCB had total assets of approximately $74.4 million.


BANK OF MARSHALL COUNTY

BMC, organized in 1903, is a full service commercial bank which provides services similar to that of Citizens. BMC's principal office is located in Benton, Kentucky and it has two branches located in Draffenville and Gilbertsville, Kentucky. At December 31, 1996, before intercompany eliminations, BMC had total assets of approximately $156.9 million.


GRAVES COUNTY BANK

GCB, organized in 1898, is a full service commercial bank which provides services similar to that of Citizens. GCB has four locations in Graves County, Kentucky and maintains its main office in Mayfield, Kentucky. At December 31, 1996 GCB had assets, before inter-company eliminations, of $46.3 million.


UNITED COMMONWEALTH BANK, F.S.B.

UCB, located in Murray, Kentucky, is a federal savings bank chartered on September 8, 1992 and opened on September 14, 1992. UCB provides the full range of banking activities typically associated with a commercial bank. In the fourth quarter of 1995, UCB formed UCSC, a wholly-owned subsidiary, for the purposes of providing brokerage services to customers through the J. C. Bradford alliance. At December 31, 1996, UCB had assets, before intercompany eliminations, of $52.2 million.


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

Under the Act, CBT is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any non-banking corporation. Further, CBT may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of non-banking corporations except those corporations engaged in businesses or furnishing services which the Federal Reserve Board deems to be so closely related to banking as "to be a proper incident thereto." The Federal Reserve Board has determined that a number of activities meet this standard including making and servicing loans; performing certain fiduciary functions; leasing real and personal property; underwriting and dealing in government obligations and certain money market instruments; underwriting and dealing, to a limited extent, in corporate debt obligations and other securities that banks may not deal in; providing foreign exchange advisory and transactional services; and owning, controlling or operating a savings association, if the savings association engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. The Board, from time to time, may revise the list of permitted activities.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") has removed state law barriers to interstate bank acquisitions and, effective June 1, 1997, will permit the consolidation of interstate banking operations. Under the Interstate Banking Act, adequately capitalized and managed bank holding companies may now acquire banks in any state, subject to CRA compliance, compliance with federal and state antitrust laws and deposit concentration limits, and subject to any state laws restricting the acquisition of a bank that has not been in existence for a minimum time period (up to five years). In addition, the Interstate Banking Act also permits any bank that is controlled by a bank holding company to act as agent for any affiliated financial institution in deposit and loan transactions, regardless of whether the institutions are located in the same or different states. The Interstate Banking Act's interstate branching provisions will become operative on June 1, 1997, although any state can, prior to that time, adopt legislation to accelerate interstate branching or prohibit it completely. Effective June 1, 1997, subject to the receipt of prior regulatory approval, the interstate branching provisions and implementing Kentucky legislation will permit Kentucky banks to merge across state lines, provided the acquired bank has been in existence for at least five years and a 15% deposit concentration limit is not exceeded.

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

The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether the institution in question is considered "well capitalized", "adequately capitalized", "undercapitalized" or "critically undercapitalized". At December 31, 1996, all of the subsidiaries exceeded the required ratios for classification as "well capitalized." Generally, as an institution is deemed to be less well capitalized, the scope and severity of the agencies' powers increase. The agencies' corrective powers can include, among other things, requiring an insured financial institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution's parent holding company;
placing  limits  on   asset  growth  and  restrictions  on  activities;
placing restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; prohibiting the institution from accepting deposits from correspondent banks; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution. Business activities may also be influenced by an institution's capital classification. For instance, only a "well capitalized" depository institution may accept brokered deposits without regulatory approval and an "adequately capitalized" depository institution may accept brokered deposits only with prior regulatory approval. For additional information about capital for CBT and its principal subsidiaries, see Note 10 on page 43 of this document.

NON-BANK SUBSIDIARIES
Fidelity Credit Corporation is subject to regulatory restrictions imposed by federal and state regulatory agencies, with respect to consumer and other laws.


GOVERNMENTAL POLICIES

The operations of financial institutions may be affected by legislative changes. For example, Congress is presently considering various administrative and legislative proposals, including proposals to consolidate the bank regulatory agencies and to amend various consumer protection laws. In addition, Congress is considering various issues relating to the separation of banking and commerce including, for example, the repeal of the Glass Stegall Act.

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

COMPETITION

Bank holding companies and their subsidiaries are subject to intense competition from various financial institutions and other companies or firms that engage in similar activities. CBT's banking subsidiaries compete for deposits with other commercial banks, savings banks, savings associations, insurance companies, credit unions and issuers of commercial paper and other securities, such as shares in money market funds. In making loans, the Banks compete with other commercial banks, savings banks, savings associations, consumer finance
companies, credit unions, leasing companies and other lenders.    In providing
trust services, brokerage services and money management services, CBT competes with other commercial banks, trust companies, brokerage houses, mutual fund managers and insurance companies. Many such competitors have substantial resources and operations which are national or international in scope.

STATISTICAL INFORMATION

Specific financial information required to be included under Item I of this Form 10-K is incorporated herein by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 1996, and listed below along with a page reference where the information can be found in the Annual Report to
Shareholders:

                                                                ANNUAL REPORT
    DESCRIPTION OF FINANCIAL INFORMATION REQUIRED               REFERENCE PAGE


    Three Year Average Balance and Net Interest
         Analysis                                                    24

    Analysis of Changes in Net Interest Income                       23

    Carrying Value of Investment Securities                          37

    Carrying Value of Securities Available for Sale                  37

    Maturity Distribution of Securities Available
         for Sale                                                    38

    Loan Portfolio                                                   26

    Contractual Loan Maturities and Interest
         Sensitivity                                                 28

    Non-performing Assets                                            27

    Impact of Non-accrual Loans on Interest Income                   38

    Allowance for Loan Losses                                        38

    Average Deposits and Rates Paid                                  24

    Maturity of Time Deposits of $100,000 or More                    28

    Return on Equity and Assets                                      22

    Short-Term Borrowings                                            40

ITEM 2.  PROPERTIES

The executive and administrative offices of CBT and the main office of Citizens consists of six floors of the ten story building known as Citizens Bank Building, which is located in downtown Paducah, Kentucky with a street address of 333 Broadway. Citizens owns the Citizens Bank Building and properties on which all its branches are located. PCB, GCB, and BMC own their main respective office and land. All other branch locations of Citizens and CBT subsidiaries as well as the main office of UCB are owned by CBT. BMC owns a building adjacent to its main office that houses the deposit operations function for CBT. Because of the nature of FCC's business, it generally maintains offices with a limited square footage, often in strip shopping centers. For these reasons and to give it maximum flexibility, FCC leases all of its locations under short term leases (generally three to five years) with annual aggregate lease payments of approximately $330,000.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

At March 24, 1997, CBT had issued and outstanding 7,867,517 shares of common stock. The approximate number of record holders as of March 24, 1997 was 1,470

CBT Corporation common stock is traded on the NASDAQ National Market under the symbol CBTC.

The following table summarizes transactions in common stock and cash dividends declared in 1996 and 1995. The trading price information reflects the range of actual closing sales prices for CBT Corporation common stock as reported by NASDAQ.

                                   Market  Value
                                 --------------------   Cash
                                   Low         High   Dividends
                                 --------------------------------
    1st Quarter  1996             $21.50      $24.50    $ .12
    2nd Quarter 1996              $21.50      $24.25    $ .12
    3rd Quarter 1996              $20.00      $23.50    $ .13
    4th Quarter 1996              $20.00      $28.00    $ .13

    1st Quarter  1995             $21.00      $24.75    $ .11
    2nd Quarter 1995              $19.75      $24.00    $ .11
    3rd Quarter 1995              $19.25      $24.25    $ .12
    4th Quarter 1995              $20.00      $23.00    $ .12

CBT Corporation has not engaged in the purchase or sale of any unregistered securities during 1996.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item appears on page 22 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996, under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item appears on pages 13-21 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

RECENT ACCOUNTING ANNOUNCEMENTS
The Financial Accounting Standards Board has approved a financial accounting standard effective for fiscal years ending after December 15, 1997 which establishes standards for computing and presenting earnings per share and also establishes standards with respect to disclosure of information about an entity's capital structure. The Corporation is required to adopt the provisions in the first quarter of 1997 and does not expect the adoption thereof to have a material effect on the Corporation's results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item, Report of Independent Public Accountants and Consolidated Financial Statements and related notes appear on page 29-47 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996, and is incorporated herein by reference. The Selected Quarterly Financial Data, found in Note 18 on page 45 of the Annual Report to shareholders for fiscal year ended December 31, 1996, is also incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 appears under the heading "PROPOSAL ONE ELECTION OF DIRECTORS" on pages 3-5 of the Proxy Statement of CBT Corporation for the 1997 Annual Meeting of Stockholders dated March 12, 1997 ("Proxy Statement"), under the sub-heading "Executive Officers" on pages 8-9 of the Proxy Statement and under the sub-heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 3, all of which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is contained on page 5 of the Proxy Statement under the sub-heading "Compensation of Directors" and on pages 6-10 under the heading "EXECUTIVE COMPENSATION" of the Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is contained on page 1 under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and pages 2-3 under the heading "BENEFICIAL OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS OF COMMON STOCK OF THE CORPORATION" of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained on page 10 under the sub-heading "Compensation Committee Interlocks and Insider Participations" and on page 15 under the heading "TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS" of the Proxy Statement and is incorporated herein by reference.


PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of the registrant and report of independent public accountants are included in the Annual Report to Shareholders for the fiscal year ended December 31, 1996, on the pages indicated and are incorporated herein by reference.

    (1)  Financial Statements:
         DESCRIPTION                                            PAGE

         Report of Independent Public Accountants                29
         Consolidated Statements of Income                       30
         Consolidated Balance Sheets                             31
         Consolidated Statements of Stockholders' Equity         32
         Consolidated Statements of Cash Flows                   33
         Notes to Consolidated Financial
              Statements                                         34-47

    (2)  Financial Statements Schedules:

         Schedules are omitted because the information is not applicable.

    (3)  Exhibits:

         The Exhibit Index on page 13 incorporated herein by reference. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by asterisk in the
         Exhibit Index.

(b)  Reports on Form 8-K.

    No reports on Form 8-K were filed during the fourth quarter of 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized on March 26, 1997.

                        CBT CORPORATION

                        /s/ William J. Jones
                        William J. Jones
                        President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1997.


/s/ William J. Jones         President and Chief Executive Officer
William J. Jones             (Principal Executive Officer)


/s/ John E. Sircy            Executive Vice President and
John  E. Sircy                    Chief Operating Officer
                             (Principal Financial and Accounting Officer)


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


/s/ Louis A. Haas
Louis A. Haas                Director


/s/ Joe Tom Haltom
Joe Tom Haltom               Director


/s/ Kerry B. Harvey
Kerry B. Harvey              Director


/s/ F. Donald Higdon
F. Donald Higdon             Director

/s/ Ted S. Kinsey
Ted S. Kinsey                Director


---------------------
Louis M. Michelson           Director


/s/ Bill B. Morgan
Bill B. Morgan               Director


---------------------
Louis D. Myre, M.D.          Director


/s/ David M. Paxton
David M. Paxton              Director


/s/ Robert P. Petter
Robert P. Petter             Director


/s/ Joseph A. Powell
Joseph A. Powell             Director


/s/ William A. Usher
William A. Usher             Director

                                    EXHIBIT INDEX


NUMBER        DESCRIPTION                                                  PAGE


3(a), 4(b)    Articles of Incorporation of CBT Corporation,
              as amended are incorporated by reference to
              Exhibit 4(a), of Amended Form 10-Q of CBT
              Corporation dated September 6, 1994.

3(b), 4(b)    Articles of Amendment to the Articles of Incorporation
              of CBT Corporation are incorporated by reference to
              Exhibit 4(b) of Form 10-Q of CBT Corporation dated June 30, 1995.

3(c), 4(c)    By-Laws of CBT Corporation are incorporated
              by reference to Exhibit 3, to the Registration
              Statement of Form S-14 of CBT Corporation
              (Registration No. 2-83583).

10(a) **Form of Severance Protection Agreement between CBT Corporation and certain executive officers is incorporated by reference to Exhibit 10 of Form 10-Q of CBT Corporation dated September 30, 1996.

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

10(e)         **Description of Incentive Compensation Plan.

13            Portions of the Annual Report to Security Holders           28-63

21            Subsidiaries of the Registrant                              64-65

23            Consent of Independent Public Accountants                   66-67

27            Financial Data Schedule                                     68-69

**   Denotes management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.