Form 10-K/A
period 1996-12-31
CBT CORP /KY/
filed 1997-04-29
CIK 719227

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-K/A
                           (AMENDMENT NO. 1)
                                  to
           Annual Report Pursuant to Section 13 or 15(d)  of
                  The Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1996
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

By filing this amendment ("Amendment No. 1"), the undersigned registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K"), to include, as permitted by Rule 15d-21 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the financial statements and exhibits required by Form 11-K with respect to the CBT Corporation Retirement, Savings, and Profit Sharing Plan, as amended ("Retirement Plan").

In accordance with Rule 12b-15 of the Exchange Act, Item 14 of Part IV of the 1996 Form 10-K is hereby amended and restated to read in its entirety as follows:

                                PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of the registrant and report of independent public accountants are included in the Annual Report to Shareholders for the fiscal year ended December 31, 1996, on the pages indicated and are incorporated herein by reference.

     (1) Financial Statements:                           Annual Report
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

As permitted by Rule 15d-21 of the Exchange Act, the financial statements of the Retirement Plan and report of the independent auditors of the Retirement Plan are filed with Amendment No. 1 at the page indicated.

                                                   Page of Amendment No. 1
          Financial Statements:                        Retirement Plan
          Description
          Report of Independent Auditors                     6-7
          Statements of Net Assets Available
            for Plan Benefits                                8
          Statements of  Changes in Net Assets
            Available for Plan Benefits                      9
          Notes to Financial Statements                      10-15
          Schedule of Assets Held for Investment             18
          Schedule of Reportable Transactions                19

     (2) Financial Statements Schedules:

          Schedules are omitted because the information is not applicable

     (3)  Exhibits:

          The Exhibit Index is incorporated herein by reference. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by asterisk in the Exhibit Index.

(b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of 1996.

(c)  Exhibits

      The exhibits listed on the Exhibit Index on pages 20 and 21 of this Form 10-K/A are filed herewith or are incorporated herein by reference.

                         CBT CORPORATION
          RETIREMENT, SAVINGS, AND PROFIT SHARING PLAN

                      FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1996 AND 1995

                             Page 4

                        TABLE OF CONTENTS


                                                                Page
INDEPENDENT AUDITORS' REPORT                                    6 - 7

FINANCIAL STATEMENTS

Statements of Net Assets Available for Benefits                 8

Statements of Changes in Net Assets Available for Benefits      9

Notes to Financial Statements                                   10 - 15
SUPPLEMENTAL INFORMATION

Independent Auditors' Report on Supplemental Information        17

Schedule of Assets Held for Investment Purposes,
  Year Ended December 31, 1996                                  18

Schedule of Reportable Transactions,
  Year Ended December 31, 1996                                  19

                  Independent Auditors' Report



To the Administrative Committee of
CBT Corporation Retirement, Savings, and
  Profit Sharing Plan


We were engaged to audit the accompanying statements of net assets available for benefits of CBT Corporation Retirement, Savings, and Profit Sharing Plan as of December 31, 1996 and 1995, and the related statements of changes in net assets available for benefits for the years then ended and the supplemental schedules of (1) assets held for investment purposes and (2) reportable transactions as of December 31, 1996 and for the year then ended. These financial statements are the responsibility of the Plan's management.

As permitted by 29 CFR 2520.103-8 of the Department of Labor's Rules and Regulations for Reporting and Disclosures under the Employee Retirement Income Security Act of 1974, the Plan Administrator instructed us not to perform, and we did not perform, any auditing procedures with respect to the information summarized in Note F, which was certified by Aetna Life Insurance and Annuity Company, except for comparing the information with the related information included in the financial statements and supplemental schedules. We have been informed by the administrator that Aetna Life Insurance and Annuity Company holds the Plan's investment assets and executes investment transactions. The Plan Administrator has obtained a certification report from Aetna Life Insurance and Annuity Company as of and for the years ended December 31, 1996 and 1995 that the information provided by them to the Plan Administrator is complete and accurate.

As described in Note A, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Administrative Committee of
CBT Corporation Retirement, Savings,
  and Profit Sharing Plan


Because of the significance of the information in the Plan's financial statements that we did not audit, we are unable to, and do not, express an opinion on the accompanying financial statements and supplemental schedules taken as a whole. The form and content of the information included in the financial statements and supplemental schedules, other than that derived from the information certified by Aetna Life Insurance and Annuity Company, have been audited by us in accordance with generally accepted auditing standards and, in our opinion, are presented in compliance with the Department of Labor's Rules and Regulations for Reporting and Disclosures under the Employee Retirement Income Security Act of 1974.


/s/ Allen & Company, PSC
Allen & Company, PSC
Paducah, Kentucky
March 21, 1997

  CBT CORPORATION RETIREMENT, SAVINGS, AND PROFIT SHARING PLAN
         STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                   December 31, 1996 and 1995


ASSETS                                                 1996         1995
Investments, at market (cost $2,585,555 in 1996 and
  (2,311,389 in 1995)                                  $3,570,628   $2,851,103
                                                       -----------------------
RECEIVABLES
  Employer contributions                                  230,255      279,202
  Employees contributions                                       0       17,543
  Accrued interest and dividends                                0        8,017
                                                       -----------------------
                                                          230,255      304,762
                                                       -----------------------
CASH AND CASH EQUIVALENTS                                  22,845       14,342
                                                       -----------------------
OTHER - UNALLOCATED INSURANCE CONTRACTS
  Aetna Variable Fund                                   3,396,916    2,645,001
  Aetna Fixed Fund                                      1,773,559    1,933,172
                                                       -----------------------
                                                        5,170,475    4,578,173
                                                       -----------------------
                                                        8,994,203    7,748,380
                                                       -----------------------
LIABILITIES

Other liabilities                                               0          363

NET ASSETS AVAILABLE FOR BENEFITS                      $8,994,203   $7,748,017
                                                       =======================

The notes to financial statements are an integral part of this statement.

   CBT CORPORATION RETIREMENT, SAVINGS AND PROFIT SHARING PLAN
   STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
         For the Years Ended December 31, 1996 and 1995


                                                       1996         1995
ADDITIONS
  Contributions:
     Employer                                        $398,295     $448,213
     Employees                                        548,682      549,482
     Rollovers                                        118,037      336,224
  Investment income:
     Net unrealized appreciation in fair value of
       investments                                    866,615      153,575
     Dividends                                         67,825       53,573
     Realized gains                                   144,714      657,851
                                                    ----------------------
     Total Additions                                2,144,168    2,198,918
                                                    ----------------------
DEDUCTIONS
  Benefits to participants                            897,982    2,559,737
                                                    ----------------------
NET ADDITIONS (REDUCTIONS)                          1,246,186     (360,819)

NET ASSETS AVAILABLE FOR BENEFITS

  Beginning of Year                                 7,748,017    8,108,836
                                                   -----------------------
  End of Year                                      $8,994,203   $7,748,017
                                                   =======================

The notes to financial statements are an integral part of this statement.

  CBT CORPORATION RETIREMENT, SAVINGS, AND PROFIT SHARING PLAN
                  NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements have been prepared on the modified cash basis which is a comprehensive basis of accounting other than GAAP and presents the assets available for Plan benefits and related changes in such assets. The difference between GAAP and modified cash basis is the method of determining investment values. Modified cash basis presents investments at market value rather than cost.


NOTE B - DESCRIPTION OF PLAN

Effective February 1, 1984, CBT Corporation (the Company) adopted the CBT Corporation Retirement, Savings, and Profit Sharing Plan (the Plan) for eligible employees of CBT Corporation and its subsidiary companies. During 1994 the eligible employees of Citizens Bank and Trust Company and Fidelity Credit Corporation participated with CBT Corporation in the Plan. During 1994, the eligible employees of Pennyrile Citizens Bank and Trust Co. became participants in the Plan when $170,856 was transferred to the Plan upon the merger of the Pennyrile Citizens Thrift Plan. Also during 1994, the eligible employees of the Bank of Marshall County, Graves County Bank, and United Commonwealth Bank became participants in the Plan when $23,969 was transferred to the Plan upon the merger of the BMC Bancorp, Inc. and Affiliated Companies 401(k) Plan.

The following description of the Plan is provided for general information purposes only. Participants should refer to the Plan
Agreement for more complete information.

General

The Plan is a defined contribution plan (profit sharing/thrift) covering those persons employed on the date the Plan was or generally adopted, and subsequent employees who complete six months of employment. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Plan Amendments

Effective January 1, 1995, CBT Corporation (the Company) amended the CBT Corporation Retirement, Savings, and Profit Sharing Plan (the Plan) for eligible employees of CBT Corporation and its subsidiary companies, by adopting the Regional Prototype Defined Contribution Plan and Trust sponsored by Great Lakes Pension Services, Inc. Basic Plan Document # R1 and the applicable provisions contained in the Accompanying Nonstandardized Profit Sharing Plan Adoption Agreement.

  CBT CORPORATION RETIREMENT, SAVINGS, AND PROFIT SHARING PLAN
                  NOTES TO FINANCIAL STATEMENTS


NOTE B - DESCRIPTION OF PLAN (Continued)

Plan Amendments (Continued)

On September 28, 1994, the Plan was amended to provide for several changes to specific provisions of the Plan related to plan mergers and consolidation, compensation, rollover contributions, and individual investment directives. On December 29, 1994, the Plan was amended to comply with the provisions of the Tax Reform Act of 1986, the Unemployment Compensation Act of 1992, and the Omnibus Budget Reconciliation Act of 1993. Effective dates of the changes ranged from January 1, 1994 to January 1, 1995. The most recent plan amendment, prior to September 28, 1994 was on January 1, 1989.

Contributions

Each participant may enter into a salary reduction agreement whereby the Company redirects to the participant's account in the Plan an amount not to exceed the lesser of (a) 11 percent of the participant's base salary or (b) the maximum amount allowable pursuant to Section 402(g) of the Internal Revenue Code, as amended. A matching contribution equal to one-half of the amount redirected to the participant's account, not to exceed 6 percent of the participant's base salary, is made by the Company for qualifying participants or participants who have died, become disabled or retired during the immediately preceding six month period. An additional discretionary contribution is determined by the Board of Directors may be made by the Company and is allocated to qualifying participants in the ratio that each qualifying participant's base salary for the year bears to the total base salary of all qualifying participants for the year.

Investment Accounts

Each valuation date, the participant may elect for his account to be invested in either of thirteen investment funds or the CBT Stock Fund under the Plan. At December 31, 1996, the investment funds are Federated Money Market, Growth & Income, Aetna Money Market, Alger Small Cap, VIP Growth, Scudder International, Aetna Bond, Aetna Managed, Aetna Fixed, VIP Equity-Income, VIP Overseas, TCI Growth, and the CBT Stock Fund. The participant may elect to invest his account balance in any one or all of the thirteen investment options in whole increments of 5 percent.

  CBT CORPORATION RETIREMENT, SAVINGS, AND PROFIT SHARING PLAN
                  NOTES TO FINANCIAL STATEMENTS


NOTE B - DESCRIPTION OF PLAN (Continued)

Vesting

The participant is vested immediately in rollover contributions and deferred compensation contributions. Matching and discretionary Company contributions will become vested based on years of service. Vesting for participants of the Pennyrile and BMC Plans is based on the total years of service with their previous employer plus their service with CBT Corporation. Company contributions are vested in accordance with the following schedule:

          Years of Service                Percentage
          Less than 2                        0%
          2, but less than 3                25%
          3, but less than 4                50%
          4, but less than 5                75%
          5 or more                         100%

Participant Accounts

Each participant's account is credited with the participant's contributions and an allocation of (a) the Company's
contribution;   (b)  plan  earnings;  and  (c)   forfeitures   of
terminated participants' nonvested accounts. Allocations are based on participant earnings or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

Payment of Benefits

On termination of service, a participant may elect to receive either a lump-sum distribution equal to the value of his or her account, installments over a ten-year period, or a combination of the lump-sum and installment distribution.

Administrative Expenses

All administrative expenses related to the Plan were paid by the Company during the years ended December 31, 1996 and 1995.

Reclassification

Due to the significant amount of rollovers into the Plan during the prior year, rollovers have been made a separate line item in the Statements of Changes in Net Assets Available for Benefits.

  CBT CORPORATION RETIREMENT, SAVINGS, AND PROFIT SHARING PLAN
                  NOTES TO FINANCIAL STATEMENTS


NOTE C - INVESTMENTS

Investments  are  stated  at  their  quoted  market   price,   if
available. Investments that have no quoted market price are stated at their estimated fair value. Gains and losses on the sale of investments are computed on the specific identification method.

The following table presents the cost and market value of investments at December 31, 1996 and 1995:

                     ----------1996----------       -----------1995-------------

 Description            Cost         Market             Cost           Market
Common stock         $2,585,555    $3,570,628      $2,311,389      $2,851,103

Individual investments that represent 5 percent or more of the Plan's net assets at December 31, 1996 and 1995 were:

                     -----------1996---------      ------------1995-------------

                        Cost         Market              Cost          Market
CBT Corporation:     $2,585,555    $3,570,628
129,841

CBT Corporation:                                   $2,311,389      $2,851,103
123,962
shares

NOTE D - DETERMINATION LETTER

The  Plan obtained its latest determination letter on October 20,
1995, in which the Internal Revenue Service stated that the Plan,
as   then   designed,  was  in  compliance  with  the  applicable
requirements of the Internal Revenue Code.


NOTE E - PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100 percent vested in their accounts.

   CBT CORPORATION RETIREMENT, SAVINGS, AND PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS


NOTE F - INVESTMENT ACTIVITY

The following is a summary of the net assets and changes in net assets for each investment fund as of and for the years ended December 31, 1996 and 1995:

                                        Net                       Benefits       Accr
                Balance     Contri-     Investment  Fund          to             Interest      Balance
                1/1/96      butions     Income      Transfer      Participants   Dividends     12/31/96
Federated
Money           $ 14,342    $511,303    $ 59,708     $(560,471)   $ (2,037)       $  0          $ 22,845
Market
Aetna
Growth &         270,647      59,994      62,456        15,527     (40,463)          0           368,161
Income
Fund
Aetna Money
Market           318,963      29,465      15,566       360,164     (33,259)          0           690,899
Fund
Alger American
Small Cap        115,789      74,618      11,560        63,505     (16,542)          0           248,930
Fidelity VIP     248,049      68,683      45,679       138,726     (64,875)          0           436,262
Growth
Scudder          138,934      34,876      27,249        25,455     (10,724)          0           215,790
International
Aetna Bond Fund  254,510      26,402       7,197       (79,666)    (10,291)          0           198,152
Aetna Managed    810,486      72,524      95,903      (285,955)    (29,648)          0           663,310
Acct. Aetna
Fixed Account  1,933,172     146,323      97,188       (61,315)   (341,809)          0         1,773,559
Fidelity VIP
Equity-Income    309,884      69,186      51,957       (35,505)   (112,990)          0           282,532
Fidelity VIP
Overseas         108,542      19,410      15,008        19,890     (33,582)          0           129,268
TCI  Growth       69,197      18,357      (2,279)        8,803     (27,293)          0            66,785
CBT Stock      2,859,120           0     591,962       294,015    (174,469)          0         3,570,628
              ------------------------------------------------------------------------------------------
TOTALS         7,451,635   1,131,141   1,079,154       (96,827)   (897,982)          0         8,667,121

Contribution
Receivable       296,745     (66,490)                                                            230,255
Transfer
Receivable                                              96,827                                    96,827
Other
Adjustment          (363)        363
              ------------------------------------------------------------------------------------------
TOTALS        $7,748,017  $1,065,014  $1,079,154           $ 0   $(897,982)         $0        $8,994,203

     CBT CORPORATION RETIREMENT, SAVINGS AND PROFIT SHARING PLAN
                    NOTES TO FINANCIAL STATEMENTS


NOTE F - INVESTMENT ACCOUNTS ACTIVITY (Continued)


                                       Net                    Benefits     Accrued
                 Balance      Contri-     Investment Fund        to           Interest   Balance
                 1/1/95       tions       Income     Transfers   Participants Dividends  12/31/95
Federated Money
Market           $         0  $  497,217  $ 17,919   $ (495,819)  $    (4,975) $    0    $  14,342
Aetna Growth &
 Income Fund               0      57,985    54,451      175,829       (17,618)      0      270,647
Aetna Money
 Market Fund               0      43,467    23,215    1,414,418    (1,162,137)      0      318,963
Alger American
 Smnall Cap                0      46,328    27,271       43,361        (1,171)     0       115,789
Fidelity VIP
 Growth                    0      59,755    43,176      154,958        (9,840)     0       248,049
Scudder
 Internatio                0      25,273    19,174      101,882        (7,395)     0       138,934
Aetna Bond Fund            0      46,949    36,459      177,532        (6,430)     0       254,510
Aetna Managed
 Account                   0      91,956   160,674      654,233       (96,377)     0       810,486
Aetna Fixed
 Account                   0     215,037   119,237    2,456,227      (857,329)     0     1,933,172
Fidelity VIP
 Equity-Income             0      97,366    68,542      244,505      (100,529)     0       309,884
Fidelity VIP
 Overseas                  0      25,642     9,015       95,343       (21,458)     0       108,542
TCI Growth                 0      10,983    20,275       68,609       (30,670)     0        69,197
CBT Stock          2,115,678      34,322   221,505      723,406      (243,808) 8,017     2,859,120
Money Market Fund  1,527,244     (33,878)   13,156   (1,506,522)            0      0             0
CBT Strategic
 Fund              3,339,470    (105,806)   20,586   (3,254,250)            0      0             0
Aetna Fixed          910,894     (30,260)    4,568     (885,202)            0      0             0
Aetna Stock          215,550     (52,818)    5,778     (168,510)            0      0             0
                 ---------------------------------------------------------------------------------
TOTALS            $8,108,836  $1,029,518  $865,001   $        0    $2,559,737 $8,017    $7,451,635

Contribution
 Receivable                                                                                296,745

Other
 Adjustment                                                                                   (363)
                 ---------------------------------------------------------------------------------
TOTALS                                                                                  $7,748,017

                     SUPPLEMENTAL INFORMATION

     Independent Auditors' Report on Supplemental Information



To the Administrative Committee of
  CBT Corporation Retirement, Savings, and
  Profit Sharing Plan


Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting Disclosures under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Allen & Company, PSC
Allen & Company, PSC
Paducah, Kentucky
March 21, 1997

   CBT CORPORATION RETIREMENT, SAVINGS, AND PROFIT SHARING PLAN
                      SCHEDULE G - ITEM 27a -
          SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
               For the Year Ended December 31, 1996



            (b)                 (c)            (d)        (e)
(a)  Identity of       Description of        Cost       Current
     Issue             Investment                       Value
     Aetna Life &      Variable Annuity      $    1,773     $1,773,559
     Annuity           Fixed Account

     Aetna Life &      Variable Annuity      $    3,396     $3,396,916
     Annuity           Pooled Sep. Acct.

     CBT Corp. of      Common Stock          $2,585,555     $3,570,628
     Kentucky

                 See Independent Auditors' Report.

   CBT CORPORATION RETIREMENT, SAVINGS, AND PROFIT SHARING PLAN
                      SCHEDULE G - ITEM 27d -
               SERIES OF REPORTABLE TRANSACTIONS OR
           SERIES OF TRANSACTIONS IN EXCESS OF 5% OF THE
                   CURRENT VALUE OF PLAN ASSETS
               For the Year Ended December 31, 1996


   (a)        (b)         (c)         (d)        (g)         (h)
                                                           Current
                                                           Value of
                                                           Assets on
Identity                                                   Transaction
of Party   Description   Purchase    Selling    Cost of    Date
Involved   of Assets     Price       Price      Asset
Aetna      Variable
Life       Annuity     $215,811                   $215,811   $215,811
           Fixed

Aetna      Variable
Life       Annuity                   $2,024,047 $2,024,047 $2,024,047
           Fixed

CBT Corp.
of KY      Common      $761,653                   $761,653   $761,653
           Stock

CBT Corp.  Common                      $650,746              $650,746
           Stock


See Independent Auditors' Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                         CBT CORPORATION

                         /s/ William J. Jones
                         William J. Jones
                         President and Chief Executive Officer

                         Date: April 29, 1997

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

10(e)          **Description of  Incentive Compensation  Plan (previously filed)

13             Portions of the Annual Report to Security      (previously filed)
               Holders

21             Subsidiaries of the Registrant                 (previously filed)

23             Consent of Independent Public Accountants      (previously filed)

23(a)          Consent of Independent Public Accountants            22 - 23

27             Financial Data Schedule                        (previously filed)




**     Denotes  management  contracts  or  compensatory  plans   or
arrangements required to be filed as exhibits to this Form 10-K.

                         EXHIBIT NO. 23(a)

                            CONSENT OF
                  INDEPENDENT PUBLIC ACCOUNTANTS

             CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to incorporate by reference of our report dated March 21, 1997, included in CBT Corporation's annual report to shareholders in this Form 10-K/A as of December 31, 1996 into CBT Corporation's previously filed registration statements No. 33-34459 (Retirement, Savings and Profit Sharing Plan) and No. 33-56305 (Retirement, Savings and Profit Sharing
Plan).



/s/  Allen & Company, PSC
ALLEN & COMPANY, PSC
April 29, 1997