Form 10-Q
period 1997-03-31
CBT CORP /KY/
filed 1997-05-13
CIK 719227

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


    or the quarter ended March 31, 1997  Commission file number 0-16878




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

Yes __X__  No _____



      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Outstanding at March 31, 1997
Common Stock, No Par Value         7,862,627









                                  Page 1
                      This filing contains 26 pages.

                              CBT CORPORATION

PART I.  FINANCIAL INFORMATION                                        PAGE
NO.
     Item 1.   Financial Statements

               Consolidated Balance Sheets at March 31, 1997,
               December 31, 1996 and March 31, 1996                   3

               Consolidated Statements of Income for Three
               Months Ended March 31, 1997 and March 31, 1996         4

               Consolidated Statements of Changes in Shareholders'
               Equity for Three Months Ended March 31, 1997 and
               March 31, 1996                                         5

               Consolidated Statements of Cash Flows for Three
               Months Ended March 31, 1997 and March 31, 1996         6

               Notes to Consolidated Financial Statements             7 - 12

     Item 2.   Management's Discussion and Analysis of
               Consolidated Financial Condition and Results
               of Operations                                          13 - 21


PART II.       OTHER INFORMATION

               Item 1. through Item 6.                                22

SIGNATURE PAGE                                                        23


EXHIBIT INDEX                                                         24

FINANCIAL DATA SCHEDULE                                               25 - 26


[CAPTION]

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                 (unaudited)  (audited)    (unaudite)
($ in thousands)                             March 31,   December 31, March 31
--------------------------------------------------------------------------------
                                             1997        1996         1996
------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                     $ 35,111   $ 43,821     $ 30,621

  Securities to be held to maturity             55,205     56,241       53,557
  Securities available for sale
      (at fair market value)                   169,457    149,254      167,787

  Loans, net of unearned interest              682,333    687,218      635,292
  Allowance for loan losses                     (8,707)    (8,243)      (9,858)
                                               -------------------------------
      Loans, net                               673,626    678,975      625,434

  Premises and equipment, net                   17,828     18,198       18,797
  Accrued interest receivable                    6,409      6,845        6,455
  Other                                          7,422      7,218        6,628
                                               -------------------------------
      TOTAL ASSETS                            $965,058   $960,552     $909,279
                                               ================================
LIABILITIES
  Deposits:
    Non-interest bearing                      $ 73,690   $ 78,596     $ 60,036
    Interest bearing                           629,363    631,535      599,929
                                               -------------------------------
      Total deposits                           703,053    710,131      659,965

  Borrowings:
    Federal funds purchased and securities
      sold under agreements to repurchase       44,221     41,866       52,704
    Notes payable - U.S. Treasury                2,009      1,136        2,072
    Revolving lines of credit                    6,500      6,500        5,000
    Federal Home Loan Bank advances             75,803     69,118       61,879
    Term Debt                                   10,046     10,046       10,069
                                               -------------------------------
       Total borrowings                        138,579    128,666      131,724

  Accrued interest payable                       5,344      4,715        4,832
  Other                                          6,816      6,824        7,273
                                               -------------------------------
      TOTAL LIABILITIES                        853,792    850,336      803,794

STOCKHOLDERS' EQUITY
  Common stock, no par value, authorized
    12,000,000 shares; issued and
outstanding
    7,862,627 shares at March 31, 1997;
    7,858,986 shares at December 31, 1996;       4,100      4,100        4,100
and
    7,898,569 shares at March 31, 1996
  Capital surplus                               16,042     16,160       18,783
  Retained earnings                             92,249     90,143       82,945
  Unrealized losses on securities available
    for sale, net of deferred taxes             (1,125)      (187)        (343)
                                               -------------------------------
      TOTAL STOCKHOLDERS' EQUITY               111,266    110,216      105,485
                                               -------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS'     $965,058   $960,552     $909,279
      EQUITY                                   ===============================

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME                    Three Months Ended
------------------------------------------------------------------------
($ in thousands except per share data)  (unaudited)     March 31
------------------------------------------------------------------------
                                              1997              1996
INTEREST INCOME
  Loans, including fees:
    Taxable                                   $ 16,334          $ 15,574
    Tax-exempt                                      34                40
  Securities:
    Taxable                                      2,511             2,506
    Tax-exempt                                     926               868
  Other                                             69                18
                                                ------------------------
      Total interest income                     19,874            19,006

INTEREST EXPENSE
  Deposits                                       7,814             7,170
  Other borrowings                               1,709             1,617
                                                ------------------------
      Total interest expense                     9,523             8,787
                                                ------------------------
NET INTEREST INCOME                             10,351            10,219
  Provision for loan losses                        930               470
                                                ------------------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                        9,421             9,749
                                                ------------------------
NON-INTEREST INCOME
  Trust and investment advisory fees               538               465
  Service charges on deposit                       836               760
accounts
  Insurance commissions                            364               312
  Gain on sale of securities                         -                13
  Gain on sale of finance                          185                 -
receivables receivables loans
  Other                                            549               420
                                                ------------------------
      Total non-interest income                  2,472             1,970
                                                ------------------------
NON-INTEREST EXPENSE
  Salaries and employee benefits                 4,071             3,962
  Net occupancy                                    359               353
  Depreciation and amortization                    546               554
  Supplies                                         173               244
  Data processing                                  442               415
  FDIC assessments                                 (8)                57
  Tax on bank shares                               294               303
  Other                                          1,585             1,707
                                                ------------------------
    Total non-interest expense                   7,462             7,595
                                                ------------------------
INCOME BEFORE INCOME TAXES                       4,431             4,124
  Income taxes                                   1,300             1,192
                                                ------------------------
NET INCOME                                     $ 3,131           $ 2,932
                                                ========================
NET INCOME PER COMMON SHARE                    $  0.40           $  0.37
                                                ========================

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
($ in thousands)
--------------------------------------------------------------------------
                                                             Total
                                                             Stockholders'
                                                             Equity
--------------------------------------------------------------------------
Balance, December 31, 1996                                   $110,216
Net income                                                      3,131
Dividends on common stock                                      (1,025)
Stock options exercised                                             -
Purchase of common stock                                         (118)
Net unrealized loss on securities available for sale             (938)
--------------------------------------------------------------------------
Balance, March 31, 1997                                      $111,266
                                                              =======


--------------------------------------------------------------------------
Balance, December 31, 1995                                   $104,371
Net income                                                      2,932
Dividends on common stock                                        (948)
Stock options exercised                                             -
Purchase of common stock                                         (220)
Net unrealized loss on securities available for sale             (650)
--------------------------------------------------------------------------
Balance, March 31, 1996                                      $105,485
                                                              =======

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)                                            Three Months Ended
($ in thousands)                                            March 31
--------------------------------------------------------------------------
                                                      1997       1996
OPERATING ACTIVITIES:
 Net income                                           $ 3,131    $ 2,932
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                        464        470
         Depreciation                                     502        498
         Amortization                                      44         56
         Amortization and accretion of securities          87         15
         Net (gain) loss on sale of securities              -        (13)
         Net (gain) loss on sale of premises and            1          -
          equipment
         Net (gain) loss on sale of finance              (185)         -
          receivables
         Changes in assets and liabilities:
            Accrued interest receivable                   436        297
            Other assets                                  257       (436)
            Accrued interest payable                      629        491
            Dividends payable                               2          -
            Other liabilities                            (10)        436
                                                       -----------------
    Net cash provided by operating activities           5,358      4,746

INVESTING ACTIVITIES:
  Proceeds from maturities of securities to be held     1,025        400
   to maturity
  Proceeds from maturities of securities available         35      7,360
   for sale
  Principal collected on mortgage-backed securities,
   including those classified as available for sale     2,330      2,423
  Payment for purchases of securities                 (24,087)   (27,628)
  Net (increase) decrease in loans                      4,885      7,753
  Proceeds from sales of premises and equipment             2          -
  Proceeds from sales of finance receivables              185          -
  Payment for purchase of premises and equipment        (135)       (424)
                                                       -----------------
    Net cash provided by (used in) investing          (15,760)   (10,116)
    activities

FINANCING ACTIVITIES:
  Net decrease in deposits                             (7,078)   (13,769)
  Net increase (decrease) in short term borrowings      3,228     15,280
  Net decrease in FHLB advances                         6,685        (14)
  Cash advanced on revolving lines of credit                -      1,000
  Cash dividends paid                                 (1,025)       (948)
  Purchase of common stock                              (118)       (220)
                                                      ------------------
    Net cash provided by (used in) financing            1,692      1,329
    activities

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 (8,710)    (4,041)
                                                       -----------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         43,821     34,662
                                                       -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $35,111    $30,621
                                                       =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                           $8,894    $ 8,296
    Federal income taxes                               $    0    $   325

                     CBT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                              March 31, 1997

NOTE  1:   BASIS  OF  PRESENTATION AND SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements include the accounts of CBT Corporation (the Parent Company) and its wholly-owned subsidiaries: Citizens Bank and Trust Company of Paducah (Citizens), Pennyrile Citizens Bank and Trust Company (PCB), Bank of Marshall County (BOMC), Graves County Bank, Inc. (GCB), and United Commonwealth Bank, FSB (UCB). Collectively, these entities constitute the "Corporation", which provides financial services primarily in western Kentucky and surrounding communities. Fidelity Credit Corporation is a wholly-owned subsidiary of Citizens. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996.


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

Although management believes it uses the best information available to make determinations with respect to the Corporation's allowances, future adjustments may be necessary if economic or other conditions differ substantially from the economic and other conditions considered in making the initial determinations, and such adjustments could be material.

Effective January 1, 1995, the Corporation adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These pronouncements require that impaired loans be measured based upon the present value of expected future cash flows discounted at the loans' effective interest rate or at the loans' market price or fair value of collateral, if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance that is included in the allowance for loan losses. These pronouncements did not have a material impact on the Corporation's consolidated financial statements.

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

Repurchase Agreements

Certain securities are sold under agreements to repurchase and are treated as financings. The obligation to repurchase such securities is reflected as a liability on the consolidated balance sheets. The dollar amounts of securities underlying the agreements are included in the respective asset accounts

Trust Fees and Assets

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

Securities to be Held to Maturity and Securities Available for Sale

Effective January 1, 1994, the Corporation changed its method of accounting for securities to conform with Statement of Financial Accounting Standards
(SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Securities to be held to maturity are reported at cost, adjusted for premiums and discounts, and consist of securities for which the Corporation has the positive intent and ability to hold to maturity. Available for sale securities are reported at fair value and consist of securities not classified as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of stockholders' equity until realized. The change had the effect of increasing stockholders' equity at January 1, 1994 by $2,639,000.

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

The accrual of interest income is generally reviewed for discontinuance when a loan becomes 90 days past due as to principal or interest. When interest is discontinued, all unpaid accrued interest is reversed. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest or, in the opinion of management, when the interest is collectible

Income Taxes

The provision for income taxes in the interim periods has been calculated using the anticipated effective tax rate for the respective calendar year, taking into consideration certain tax exempt loan and investment income.


Per Common Share Data

Net income per common share is based on 7,624,217 average shares outstanding during the three months ended March 31, 1997, and 7,906,912 average shares outstanding during the three months ended March 31, 1996. Common stock options are not included in net income per common share data since their effect is not significant.

Reclassifications

Certain reclassifications have been made in the 1996 financial statements to conform to the presentation of the 1997 financial statements.


Uses of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2:  SECURITIES TO BE HELD TO MATURITY

SECURITIES TO BE HELD TO MATURITY
($ in thousands)                        March 31, 1997
----------------------------------------------------------------------
                          AMORTIZED ESTIMATED       GROSS UNREALIZED
                            COST    FAIR VALUE      GAIN       LOSS
----------------------------------------------------------------------
U.S.  Treasury securities $   1,104 $  1,103        $    -     $     1
U.S.  Government agency
 obligations                    906      913             8           1
State and political
 subdivisions                53,195   54,606         1,933         522
Other*                            -        -             -           -
                          --------------------------------------------
  Total                   $  55,205 $ 56,622        $1,941     $   524
                          ============================================

                                     December 31, 1996
                          AMORTIZED ESTIMATED        GROSS UNREALIZED
                            COST    FAIR VALUE       GAIN       LOSS
                                     VALUE
U.S.  Treasury securities $  1,108   $  1,106       $   -      $     2
U.S. Government agency
 obligations                   907        921           14           -
State and political
 subdivisions               54,226     55,922        2,204         508
Other                            -          -            -           -
                          --------------------------------------------
  Total securities        $ 56,241   $ 57,949       $2,218     $   510
                          ============================================

Certain securities to be held to maturity were pledged to secure public deposits, securities sold under agreements to repurchase, and other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $25,770,607 and $26,281,213, respectively, at March 31, 1997.

NOTE 3:  SECURITIES AVAILABLE FOR SALE

($ in thousands)                      March 31, 1997
----------------------------------------------------------------------
                          AMORTIZED ESTIMATED      GROSS UNREALIZED
                            COST    FAIR VALUE     GAIN       LOSS
U.S. Treasury securities   $  7,720  $  7,707    $    6    $    19
U.S. Government agency
 obligations                 53,250    52,467         6        789
State and political
 subdivisions                 7,226     7,401       222         47
Mortgage-backed              92,649    91,541       347      1,455
securities
Derivative Securities         1,002     1,000         -          2
Federal Home Loan Bank
 Stock - at cost              9,239     9,239         -          -
Other                           102       102         -          -
                           ----------------------------------------
Total                      $171,188  $169,457    $  581    $ 2,312


                                     December 31, 1996
                          AMORTIZED ESTIMATED     GROSS  UNREALIZED
                            COST    FAIR VALUE   GAIN      LOSS
U.S. Treasury securities   $  7,715  $  7,728   $   17     $    4
U.S. Government agency
 obligations                 37,250    37,018       26        258
State and political
 subdivisions                 7,259     7,489      270         40
Mortgage-backed              87,402    87,109      495        788
 securities
Derivative Securities         1,003       997        -          6
Federal Home Loan Bank
 - at cost                    8,791     8,791        -          -
Other                           122       122        -          -
                           $149,542  $149,254   $  808     $1,096

Certain securities available for sale were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $115,621,325 and $113,872,367 respectively, at March 31, 1997. Federal Home Loan Bank stock, which is classified as available for sale, is carried at cost.

NOTE 4:  LOANS



($ in thousands)                         March 31  December 31   March 31
---------------------------------------------------------------------------
                                           1997        1996        1996
---------------------------------------------------------------------------
Commercial, industrial,
  and agricultural loans                  $202,530    $209,941    $204,900
Residential real estate loans              280,054     279,803     250,623
Installment loans                          208,466     206,998     189,152
                                          --------------------------------
  Total loans                              691,050     696,742     644,675
Less:  Unearned interest                     8,717       9,524       9,383
                                          --------------------------------
  Total loans, net of unearned            $682,333    $687,218    $635,292
   interest                               ================================

NOTE 5:  PREMISES AND EQUIPMENT



($ in thousands)                            March 31    December 31  March 31
-----------------------------------------------------------------------------
                                            1997        1996         1996
Land                                        $1,971      $1,971       $ 1,971
Buildings and improvements                  18,588      18,568        18,357
Furniture and equipment                     13,652      13,569        13,224
Construction in progress                        11           -            80
                                           ---------------------------------
    Total premises and equipment            34,222      34,108        33,632
Less:  Accumulated depreciation
  and amortization                          16,394      15,910        14,835
                                           ---------------------------------
    Net premises and equipment             $17,828     $18,198       $18,797
                                           =================================

NOTE 6:  INTEREST BEARING DEPOSITS

($ in thousands)                          March 31  December 31   March 31
----------------------------------------------------------------------------
                                            1997        1996        1996
                                          ---------------------------------
NOW accounts                                $93,671    $106,882    $ 97,958
Money Manager accounts                       54,098      39,008      41,910
Individual Retirement accounts               49,036      49,542      48,753
Savings accounts                             53,132      51,984      47,942
Certificates of deposit under $100,000      286,800     291,154     294,300
Certificates of deposit $100,000 and         92,626      92,965      69,066
 above
                                           --------------------------------
  Total interest bearing deposits          $629,363    $631,535    $599,929
                                           ================================

PART I  - FINANCIAL INFORMATION


ITEM 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

CBT Corporation ("CBT") is a multi-bank holding company consisting of four state chartered commercial banks, one federal savings bank, and a consumer finance company. The banks' 18 locations provide financial services primarily in western Kentucky, while the finance company has 26 locations throughout the Commonwealth. The following discussion and analysis is presented on a consolidated basis, with all significant intercompany accounts and transactions eliminated.

For the first quarter, CBT Corporation earned $3,131,000 and $2,932,000 in 1997 and 1996, respectively. Net income per share was $0.40 for the three month period ended March 31, 1997 compared with $0.37 for the comparable period in 1996.

Return on average equity was 11.38 percent and 11.21 percent for the first quarter of 1997 and 1996, respectively. Return on average assets for the three month period ended March 31, 1997 was 1.33 percent, compared with
1.31 percent for the similar 1996 period.


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

In  the  first quarter of 1997, tax-equivalent net interest income provided
81.2 percent of CBT's net revenue, compared with 84.2 percent in the first quarter of 1996. The change was a result of higher fee income in 1997 rather than a reduction in net interest income. Total tax-equivalent net interest income for the first quarter of 1997 increased 1.4 percent from the first quarter a year ago. Growth in tax-equivalent net interest income for the first quarter of 1997 over 1996 was due to growth in earning assets of 5.8 percent partially offset by a 16 basis point decline in net interest margin.

Net interest margin, the ratio of tax-equivalent net interest income divided by average earning assets, was 4.81 percent and 4.97 percent for the three months ended March 31, 1997 and March 31, 1996, respectively. The following schedule presents yields and costs on key components of interest income and interest expense for the first quarter of 1997 and 1996.

                                           Three Months
                                              Ended
                                             March 31
--------------------------------------------------------
                                          1997      1996
 Yield on securities                      7.13%    6.99%
 Yield on loans                           9.74%    9.83%
 Yield on federal funds sold and other
   money market investments               5.25%    5.13%
     Yield on earning assets              9.09%    9.12%

 Rate on interest-bearing deposits        5.00%    4.82%
 Rate on borrowings                       5.56%    5.33%
     Rate on interest bearing             5.09%    4.90%
 liabilities

 Net interest spread                      4.00%    4.22%

 Net interest margin                      4.81%    4.97%

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the current period cost associated with maintaining adequate reserves for the credit risk inherent in CBT's loan portfolio. The consolidated provision for loan losses was $930,000 for the first quarter of 1997, a 97.9 percent increase from the $470,000 provision recorded in the first quarter of 1996. The first quarter provision for loan losses was 0.55 percent of average loans on an annualized basis, compared with 0.30 percent in the prior year. Provision expense was substantially increased in the first quarter of 1997 in light of a significant increase in loan charge-offs during 1996, principally related to one commercial account.

Net loan losses were $438,000 for the first quarter of 1997 compared to $1,616,000 for the first quarter of 1996. Net loan losses as a percent of average loans on an annualized basis were .26 percent for the three months ended March 31, 1997, compared to 1.02 percent for the three months ended March 31, 1996.

The following is a progression of the allowance for loan losses:

                                         Three Months
                                             Ended
 ($ in thousands)                           March 31
---------------------------------------------------------
                                         1997     1996
                                         ----------------
 Balance, beginning of period            $8,243  $11,004
 Adjustment for finance receivables         (28)       -
 Provision for loan losses                  930      470
 Loans charged off                         (571)  (1,719)
 Recoveries                                 133      103
     Net charge-offs                       (438)  (1,616)
                                         ----------------
     Balance, end of period              $8,707   $9,858
                                         ================
 Allowance for loan losses to total
 loans,
   net of unearned interest               1.28%    1.55%

 Net charge-offs to average loans          .26%    1.02%

 Non-performing assets to period-end
   loans and other real estate            1.13%    1.66%

Non-Interest Income

Non-interest income represented 18.8 percent of CBT's tax-equivalent revenue in the first quarter of 1997, compared with 15.8 percent in the first quarter of 1996. Consolidated non-interest income increased 25.4 percent or $502,000 in the first quarter of 1997 to $2,472,000, compared with the comparable 1996 period. Non-interest income was enhanced during the first quarter of 1997 by the sale of finance receivables by FCC. Exclusive of the $185,000 gain realized on that sale, non-interest income increased 16.1 percent during the first quarter of 1997 compared to the first quarter of 1996. Trust and investment advisory fees increased 15.8 percent over the first quarter of 1996 from $465,000 to $538,000. This increase was principally the result of higher volumes generated through CBT's strategic alliance with J.C. Bradford & Co. ("JCB"), a Nashville-based regional brokerage firm.
Service charges on deposit accounts grew 10.0 percent from $760,000 in the first quarter of 1996 to $836,000 in the first quarter of 1997, primarily as a result of increased return check charges and commercial analysis fees. Credit-related insurance fees grew 16.7 percent from $312,000 to $364,000 as a result of consumer loan growth and all other fee income increased 30.7 percent to $549,000 from $420,000 primarily because of fees related to the outsourcing of official check processing and increased automobile club revenue.

The following table shows a breakdown of non-interest income:

                                         Three Months
                                             Ended
 ($ in thousands)                          March 31
----------------------------------------------------------
                                         1997     1996
                                       -----------------
 Trust and investment advisory fees      $  538   $  465
 Service charges on deposit accounts        836      760
 Insurance commissions                      364      312
 Net gain on sale of securities               -       13
 Net gain on sale of finance                185        -
  receivables
 Other                                      549      420
                                       -----------------
   Total non-interest income             $2,472   $1,970
                                       =================

Non-Interest Expenses

Total non-interest expense fell $133,000, or 1.8 percent, for the first quarter of 1997 compared to the first quarter of 1996. Salaries and benefits increased $109,000 (2.8 percent) as a result of merit increases and the filling of open positions, while data processing was up $27,000 (6.5 percent) because of increased volumes and additional services provided in 1997. All other non-interest expense decreased $269,000 (8.4 percent).

The following table shows a breakdown of non-interest expense:

                                         Three Months
                                             Ended
 ($ in thousands)                          March 31
--------------------------------------------------------
                                         1997     1996
                                         ---------------
 Salaries and employee benefits          $4,071   $3,962
 Net occupancy                              359      353
 Depreciation and amortization              546      554
 Supplies                                   173      244
 Data processing                            442      415
 FDIC assessments                           (8)       57
 Franchise tax                              294      303
 Other                                    1,585    1,707
                                         ---------------
   Total non-interest expense            $7,462   $7,595
                                         ===============

The efficiency ratio, defined as non-interest expense divided by tax-equivalent revenue, is a measure of how effective a financial services company is in leveraging its resources to produce revenue. A lower ratio indicates better performance. For the three months ended March 31, 1997, CBT's efficiency ratio was 56.75 percent compared with 60.80 percent for the same period in 1996.


Income Taxes

CBT's income tax planning is based upon the goal of maximizing long-term, after-tax profitability. Income tax expense is significantly affected by the mix of taxable versus tax-exempt revenues.

The effective income tax rate for the three months ended March 31, 1997 and 1996 was 29.3 percent and 28.9 percent, respectively. The increase is attributable to the decline of tax-exempt revenue as a percent of total revenue.


Consolidated Balance Sheet Analysis

Earning Assets

At March 31, 1997, earning assets were $907.0 million, compared with $856.6 million at March 31, 1996. This increase is due to a $47.0 million increase in loans and a $13.4 million increase in securities. Total earning assets at March 31, 1997 consisted of 75.2 percent loans and 24.8 percent securities, while the March 31, 1996 earning asset mix consisted of
74.2 percent loans and 25.8 percent securities. Average earning assets for the first quarter of 1997 were $900.9 million, an increase of 5.8 percent over the first quarter of 1996.


Investment Risk Management

CBT has certain securities in its available for sale portfolio that are classified as derivative securities by banking regulators. At March 31, 1997 and December 31, 1996, respectively, CBT had $1,000,000 and $1,003,000 in derivative securities. These amounts represent 0.6 percent and 0.7 percent of the total securities available for sale at March 31, 1997 and December 31, 1996, respectively. All are guaranteed by government agencies and none have a maturity of over 2 years. The amount and nature of these securities pose no undue risk to CBT's financial position and there are no plans to acquire additional derivative securities.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which was adopted by CBT in the third quarter of
1994. The Statement requires that investment securities classified as available for sale be reported at fair value with unrealized gains and losses reported, net of deferred taxes, as a separate component of shareholders' equity. As of March 31, 1997, net unrealized losses related to investment securities available for sale were $1,125,000, net of deferred taxes. At March 31, 1996, the fair value of securities available for sale reflected unrealized losses of $345,000, net of deferred taxes.

Credit Risk Management

CBT manages exposure to credit risk though loan portfolio diversification by customer, industry, and loan type. As a result, there is no undue concentration in any single sector. CBT annually evaluates economic conditions affecting its lending markets. Economic indicators such as unemployment levels, construction activity, and bankruptcy filings are evaluated. During the first quarter of 1997, CBT's primary market areas continued to experience favorable unemployment levels and stable real estate values and commercial development. Bankruptcy filings in CBT's markets have continued to increase during 1997, however. Management has considered expected economic trends in assessing the adequacy of the allowance for loan losses and believes that the allowance for loan losses is adequate in light of these trends, among other factors. CBT's credit risk is diversified by loan type. At March 31, 1997, 41.0 percent of the portfolio consisted of residential real estate and mobile home loans, 29.7 percent of commercial loans and 29.3 percent of consumer loans.

Credit risk management also includes monitoring the performance of existing portfolios. CBT has in place a comprehensive internal credit review program to assess the current financial condition and operating performance of significant commercial borrowers.

Loans by type appear below:


($ in thousands)                         March 31  December 31   March 31
--------------------------------------------------------------------------
                                           1997        1996        1996
                                         ---------------------------------
Commercial, industrial, and
agricultural                              $202,530    $209,941    $204,900
  loans
Residential real estate and mobile         280,054     279,803     250,623
home loans
Consumer loans                             208,466     206,998     189,152
                                         ---------------------------------
  Total loans                              691,050     696,742     644,675
Less:  Unearned interest                     8,717       9,524       9,383
                                         ---------------------------------
  Total loans, net of unearned            $682,333    $687,218    $635,292
   interest                              =================================

CBT continues to classify its loans consistent with current regulatory review results. There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual at March 31, 1997.


Allowance for Loan Losses

At March 31, 1997, the allowance for loan losses was $8.7 million, or 1.28 percent of net loans outstanding, compared with $8.2 million, or 1.2 percent at December 31, 1996. The ratio of the allowance for loan losses to non-performing assets was 114.1 percent at March 31, 1997, compared with
111.9 percent at December 31, 1996. Non-performing assets consist of non-accrual loans, loans past-due ninety days or more that are still accruing interest and other real estate owned.

Although it is impossible for any lender to predict future loan losses with complete accuracy, management monitors the allowance for loan losses with the intent to provide for all losses that can reasonably be anticipated based on current conditions. CBT has a comprehensive credit grading system and other internal loan monitoring systems to support this assessment. Such systems fully comply with the loan review guidelines set forth in the December 21, 1993 Interagency Policy Statement on the Allowance for Loan and Lease Losses. CBT management maintains the allowance available to cover future loan losses within the entire loan portfolio and believes the allowance for loan losses is adequate at March 31, 1997 based on the current level of non-performing assets and the expected level of future charge-offs.

Non-Performing Assets

The  table  below  presents  data  on  CBT's  non-performing  assets.    As
previously defined, non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest and other real estate owned. At March 31, 1997, non-performing assets totaled $7.6 million, or 1.12 percent of net loans and other real estate owned, compared with $7.4 million, or 1.07 percent of net loans and other real estate owned, at December 31, 1996.

($ in thousands)                         March 31   December 31   March 31
---------------------------------------------------------------------------
                                           1997        1996         1996
                                         ----------------------------------
  Non-accrual loans                        $ 5,832      $ 5,158     $ 9,069
  Accruing loans which are contractually
    past due 90 days or more                 1,684        2,207       1,475
      Total non-performing loans             7,516        7,365      10,544
  Other real estate owned                      117            -          30
                                         ----------------------------------
      Total non-performing assets           $7,633       $7,365     $10,574
                                         ==================================

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


Funding Sources

Non-Interest Bearing Deposits

Non-interest bearing deposits, which represent a portion of CBT's core deposits, were $73.7 million at March 31, 1997, a $4.9 million decline from December 31, 1996. Average non-interest bearing deposits were $68.0 million for the first quarter of 1997 compared with $64.4 million for first quarter of 1996. Non-interest bearing deposits represented 8.8 percent of CBT's total funding sources at March 31, 1997, compared with 9.4 percent at December 31, 1996.

Interest-Bearing Liabilities

Interest-bearing liabilities for CBT consist of certain core deposits, purchased deposits, short-term and long-term borrowings. At March 31, 1997, interest-bearing liabilities totaled $767.9 million, an increase of $7.7 million over December 31, 1996. The increase is due to a $6.7 million increase in Federal Home Loan Bank advances, a $3.2 million increase in other borrowings and a $2.2 million decrease in interest-bearing deposits.

Interest-bearing Core Deposits - In CBT's banking subsidiaries, NOW, Money Manager, Individual Retirement and savings accounts, and certificates of deposit under $100,000 are considered core interest-bearing deposits. At

March 31, 1997 these deposits accounted for 64.1 percent of CBT's total funding sources compared with 64.2 percent at December 31, 1996.

Purchased Deposits - Purchased deposits, which CBT defines as certificates of deposit with denominations of $100,000 or more and brokered certificates of deposit, decreased $3.3 million or 6.1 percent to $89.7 million from $93.0 million at December 31, 1996. Purchased deposits represented 10.7 percent of CBT's total funding sources at March 31, 1997, compared with
11.1 percent at December 31, 1996. At March 31, 1997, CBT held $11.6 million of brokered certificates of deposit.

Borrowings - Borrowings include Federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury notes payable, revolving lines of credit, and Federal Home Loan Bank advances. Management views borrowings as a cost-effective alternative to purchased deposits and interest-bearing core deposits and actively manages CBT's borrowing position to maintain acceptable net interest margins and liquidity. At March 31, 1997, borrowings accounted for 16.5 percent of CBT's total funding sources, compared with 15.3 percent at December 31, 1996. The increase was primarily in Federal funds purchased and securities sold under agreements to repurchase as well as Federal Home Loan Bank advances.


Asset and Liability Management

Financial institutions manage the inherently different maturity and repricing characteristics of earning assets and interest-bearing funding to achieve a desired interest rate sensitivity position and to limit their exposure to interest rate risk. The goal of the asset and liability management process is to manage the structure of the balance sheet to provide the optimal level of net interest income while maintaining acceptable levels of interest rate risk (as defined below) and liquidity.
The focal point of this process is the Asset and Liability Management Committee (ALCO) of CBT, an executive-level management committee. ALCO meets monthly to consider CBT's consolidated interest rate risk and liquidity posture. The committee takes an active role in maintaining and hedging CBT's profitability under a variety of interest rate scenarios. The actual management of interest rate risk is governed by an asset and liability management policy.

Interest Rate Risk and Its Measurement

Interest rate risk is the risk that future changes in interest rates will reduce net interest income or the market value of a financial institution. Management uses various measurement tools to monitor CBT's interest rate risk position. One measurement tool is the GAP report, which classifies assets and liabilities and their respective yields and costs in terms of maturity or repricing dates. While considerable judgment is necessary to appropriately classify certain balance sheet items that have no contractual maturity or repricing dates, the GAP report provides management a basic measure of interest rate risk. CBT monitors the GAP position of each subsidiary individually (FCC is included with Citizens), as well as on a consolidated basis. The asset and liability management policy at each subsidiary specifies targets based primarily on the one year cumulative GAP position in conjunction with a market volatility risk analysis At March 31, 1997 the one year cumulative interest rate GAP, defined as the ratio of rate sensitive assets to rate sensitive liabilities, was .86, while at December 31, 1996, the one year cumulative interest rate GAP was .99. The change was primarily the result of an investment strategy implemented in anticipation of a branch deposit acquisition scheduled to close in May 1997. Exclusive of that, the GAP is within corporate guidelines. A GAP of less than one indicates that, over the time horizon measured, more liabilities will reprice than assets.

GAP as an interest rate risk measurement tool has some limitations: it is a static measurement; it requires the establishment of an subjective time horizon; and it does not capture basis risk or risk that varies non-proportionally with rate movements. Because of such limitations, CBT supplements its use of GAP with a computer model to estimate the impact of various parallel shifts in the yield curve on net interest income and the fair value of equity under a variety of interest rate scenarios. CBT's management believes the two approaches compliment each other in understanding the impact of changes in interest rates on the financial performance and condition of CBT. Based on modeling using March 31, 1997 data, CBT would expect its net interest income to change no more than 2.0 percent under a 200 basis point parallel shift up or down of the yield curve.


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

CBT's consumer deposits provide a certain level of stability with respect to liquidity. In addition, membership in the Federal Home Loan Bank of Cincinnati provides a cost-effective alternate source of funding, as does access to brokered certificates of deposit. CBT's available for sale investment portfolio also provides an additional source of liquidity.


Capital Management

CBT management believes that a strong capital position is vital to continued profitability and promotes depositor and investor confidence. CBT bank subsidiaries are required to maintain capital levels sufficient to qualify for "well capitalized" status with banking regulators and to meet anticipated growth needs. Net income and capital infusions from the parent are the primary sources of new capital for subsidiaries. Net income of subsidiaries in excess of capital requirements is available to CBT in the form of dividends and is used primarily to pay corporate dividends and to infuse other subsidiaries with capital, as required.

The following analysis shows comparisons between the regulatory requirements for "well capitalized" institutions and the actual capital position of CBT:

                                        Well
                                     Capitalized   Actual      Excess
------------------------------------------------------------------------
 March 31, 1997
   Leverage Ratio (Equity to               5.00%      11.62%       6.62%
 Assets)
   Tier 1 Risk-Based                       6.00%      16.42%      10.42%
   Total Risk-Based                       10.00%      17.67%       7.67%


 December 31, 1996
   Leverage Ratio (Equity to               5.00%      11.37%       6.37%
 Assets)
   Tier 1 Risk-Based                       6.00%      15.90%       9.90%
   Total Risk-Based                       10.00%      17.10%       7.10%

Because of solid performance and conservative capital management, CBT has consistently maintained a strong capital position. These ratios compare favorably with industry standards and CBT's peers.

The Corporation occasionally repurchases and retires common stock. All repurchases are done in non-block sizes (less than 5,000 shares) and are accomplished to meet internal needs (e.g. 401(k), stock options). For the three month period ended March 31, 1997, 5,000 shares had been repurchased at an aggregate price of $118,000.

For the three month period ended March 31, 1997, CBT's shareholders' equity, exclusive of the unrealized loss on securities available for sale (net of deferred tax) and stock repurchases, grew $6.0 million. CBT's internal capital growth rate (ICGR) for the three months ended March 31, 1997 was 5.6 percent. The ICGR represents the rate at which CBT's shareholders' equity grew as a result of earnings retained (net income less dividends paid).

CBT declared a $0.13 per share dividend in the first quarter of 1997, which represented an 8.3 percent increase over one year ago. The dividend payout ratio for the first quarter of 1997 was 32.7 percent of net income, which was within management's general payout guideline of 25 to 35 percent.

Management is currently not aware of any recommendation by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations. Management is also not aware of any events or uncertainties that will have or that are reasonably likely to have a material impact on CBT's liquidity, capital resources or operations.


Market Data

At March 31, 1997, CBT had issued and outstanding 7,862,627 shares of common stock held by approximately 1,465 shareholders of record. Shareholders have received cash dividends for each share of common stock on a quarterly basis in 1995 and 1996.

CBT Corporation common stock is traded on the NASDAQ National Stock Market under the symbol CBTC.

The following table summarizes common stock prices and cash dividends declared in 1997, 1996, and 1995. The price information reflects the range of prices for CBT Corporation common stock as reported by NASDAQ.

                                        Price
                                  --------------------
 Quarter                          High          Low      Dividends
 -----------------------------------------------------------------
 March 31, 1997                    26.50         20.50        0.13
 December 31, 1996                 28.00         21.00        0.13
 September 30, 1996                23.50         20.00        0.13
 June  30, 1996                    24.25         21.50        0.12
 March 31, 1996                    24.50         21.50        0.12
 December 31, 1995                 23.00         20.00        0.12
 September 30, 1995                24.25         19.25        0.12
 June 30, 1995                     24.00         19.75        0.11
 March 31, 1995                    24.75         21.00        0.11

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  The exhibits set out on the Exhibit Index included as page
               24 of this report are furnished as a part of this report.

          (b)  No Form 8-K has been filed during the first quarter of 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CBT CORPORATION


DATE: May 13, 1997                  SIGNED: /s/ John E. Sircy
                                    John E. Sircy
                                    Executive Vice President
                                    and Chief Operating Officer

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

10(a)               **Form of Severance Protection Agreement
               between CBT Corporation and certain executive
               officers is incorporated by reference to Exhibit 10 of
               Form 10-Q of CBT Corporation dated March 31, 1995.

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

27             Financial Data Schedule                                   25-26


**    Denotes  management contracts or compensatory plans  or  arrangements required to be filed as exhibits to this Form 10-Q.




                                   EXHIBIT 27

                             FINANCIAL DATA SCHEDULE
                                      FOR
                                CBT CORPORATION
                             For the Period Ended
                                March 31, 1997



