Form 10-Q
period 1997-06-30
CBT CORP /KY/
filed 1997-08-15
CIK 719227

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended June 30, 1997  Commission file number 0-16878




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

Yes __X__  No _____



      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                              Outstanding at June 30, 1997
Common Stock, No Par Value         7,862,627









                                  Page 1
                      This filing contains 27 pages.

                              CBT CORPORATION

PART I.  FINANCIAL INFORMATION                                        PAGE
NO.
     Item 1.   Financial Statements

               Consolidated Balance Sheets at June 30, 1997,
               December 31, 1996 and June 30, 1996                     3

               Consolidated Statements of Income for the Three Months
               and Six Months Ended June 30, 1997 and June 30, 1996    4

               Consolidated Statements of Changes in Shareholders'
               Equity for Six Months Ended June 30, 1997 and
               June 30, 1996                                           5

               Consolidated Statements of Cash Flows for Six
               Months Ended June 30, 1997 and June 30, 1996            6

               Notes to Consolidated Financial Statements              7 - 11

     Item 2.   Management's Discussion and Analysis of
               Consolidated Financial Condition and Results
               of Operations                                           12 - 22


PART II.       OTHER INFORMATION

               Item 1. through Item 6.                                 23

SIGNATURE PAGE                                                         24


EXHIBIT INDEX                                                          25

FINANCIAL DATA SCHEDULE                                                26 - 27

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                  (unaudited) (audited) (unaudited)

($ in thousands)                               June 30   December 31  June 30
-----------------------------------------------------------------------------
                                                1997        1996        1996
                                              -------------------------------
ASSETS
  Cash and due from banks                     $ 35,300   $ 43,821    $ 30,669
  Federal funds sold                                 -          -       1,000
                                              --------   --------    --------
      Total cash and cash equivalents           35,300     43,821      31,669

  Securities to be held to maturity             60,060     56,241      54,760
  Securities available for sale
      (at fair market value)                   173,530    149,254     157,163

  Loans, net of unearned interest              695,912    687,218     650,186
  Allowance for loan losses                     (9,325)    (8,243)     (9,896)
                                              -------------------------------
      Loans, net                               686,587    678,975     640,290

  Premises and equipment, net                   18,251     18,198      18,493
  Accrued interest receivable                    7,193      6,845       6,770
  Other                                         13,042      7,218       7,805
                                               ------------------------------
      TOTAL ASSETS                            $993,963   $960,552    $916,950
                                               ==============================
LIABILITIES
  Deposits:
    Non-interest bearing                      $ 72,251   $ 78,596    $ 55,365
    Interest bearing                           659,931    631,535     598,939
                                               ------------------------------
      Total deposits                           732,182    710,131     654,304

  Borrowings:
    Federal funds purchased and securities
      sold under agreements to repurchase       53,734     41,866      58,458
    Notes payable - U.S. Treasury                1,954      1,136       2,021
    Revolving lines of credit                    6,500      6,500       5,000
    Federal Home Loan Bank advances             61,727     69,118      71,173
    Term Debt                                   10,046     10,046      10,069
                                               ------------------------------
       Total borrowings                        133,961    128,666     146,721

  Accrued interest payable                       5,782      4,715       4,840
  Other                                          7,566      6,824       5,888
                                               ------------------------------
      TOTAL LIABILITIES                        879,491    850,336     811,753

STOCKHOLDERS' EQUITY
  Common stock, no par value, authorized
    12,000,000 shares; issued and outstanding
    7,862,627 shares at June 30, 1997;
    7,858,986 shares at December 31, 1996;
    and 7,866,469 shares at June 30, 1996        4,100      4,100       4,100
  Capital surplus                               16,042     16,160      17,981
  Retained earnings                             94,429     90,143      85,196
  Unrealized losses on securities available
    for sale, net of deferred taxes                (99)      (187)     (2,080)
                                               ------------------------------
      TOTAL STOCKHOLDERS' EQUITY               114,472    110,216     105,197
                                               ------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                  $993,963   $960,552    $916,950
                                               ==============================

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited))                       Three Months Ended  Six Months Ended
-------------------------------------------------------------------------
($ in thousands except per share data)   June 30            June 30
                                     ------------------------------------
                                      1997      1996     1997     1996
                                     ------------------------------------
INTEREST INCOME
  Loans, including fees:
    Taxable                          $ 16,740 $ 15,654 $ 33,074  $ 31,227

    Tax-exempt                             37       37       71        78
  Securities:
    Taxable                             2,840    2,539    5,351     5,044
    Tax-exempt                            930      942    1,856     1,810
  Other                                   128        7      197        26
                                      -----------------------------------
      Total interest income            20,675   19,179   40,549    38,185
                                      -----------------------------------
INTEREST EXPENSE
  Deposits                              7,997    7,042   15,811    14,213
  Other borrowings                      1,901    1,706    3,609     3,322
                                      -----------------------------------
      Total interest expense            9,898    8,748   19,420    17,535
                                      -----------------------------------
NET INTEREST INCOME                    10,777   10,431   21,129    20,650
  Provision for loan losses             1,017      485    1,947       955
                                      -----------------------------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES               9,760    9,946   19,182    19,695
                                      -----------------------------------
NON-INTEREST INCOME
  Trust and investment advisory fees      517      535    1,055     1,000
  Service charges on deposit accounts     814      871    1,650     1,630
  Insurance commissions                   345      329      709       641
  Gain on sale of securities               56       21       56        34
  Gain on sale of finance receivables     152        -      337         -
  Other                                   522      365    1,070       786
                                      -----------------------------------
      Total non-interest income         2,406    2,121    4,877     4,091
                                      -----------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits        3,979    3,916    8,050     7,878
  Net occupancy                           352      328      711       681
  Depreciation and amortization           583      554    1,129     1,108
  Supplies                                190      212      363       456
  Data processing                         419      371      861       786
  FDIC assessments                         40       57       32       114
  Franchise tax                           293      303      587       606
  Other                                 1,785    1,828    3,370     3,535
                                      -----------------------------------
      Total non-interest expense        7,641    7,569   15,103    15,164
                                      -----------------------------------
INCOME BEFORE INCOME TAXES              4,525    4,498    8,956     8,622
  Income taxes                          1,323    1,300    2,623     2,492
                                      -----------------------------------
NET INCOME                           $  3,202 $  3,198 $  6,333  $  6,130
                                      ===================================
NET INCOME PER COMMON SHARE          $   0.41 $   0.41 $   0.81  $   0.78
                                      ===================================

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------
($ in thousands)
-------------------------------------------------------------------------
                                               Total Stockholders' Equity
                                               --------------------------
Balance, December 31, 1996                                   $110,216
Net income                                                      6,333
Dividends on common stock                                      (2,047)
Stock options exercised                                             -
Purchase of common stock                                         (118)
Net unrealized loss on securities available for sale               88
                                                              -------
Balance, June 30, 1997                                       $114,472
                                                              =======



Balance, December 31, 1995                                   $104,371
Net income                                                      6,130
Dividends on common stock                                      (1,895)
Stock options exercised                                            42
Purchase of common stock                                       (1,064)
Net unrealized loss on securities available for sale           (2,387)
                                                              -------
Balance, June 30, 1996                                       $105,197
                                                              =======

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)                                             Six Months Ended
($ in thousands)                                             June 30
--------------------------------------------------------------------------
                                                        1997        1996
                                                     ---------------------
OPERATING ACTIVITIES:
 Net income                                           $ 6,333      $ 6,130

    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                      1,082          955
         Depreciation                                   1,006          994
         Amortization                                     123          114
         Amortization and accretion of securities         180           32
         Net gain on sale of securities                   (56)         (33)
         Net loss on sale of premises and equipment         4            -
         Net gain on sale of finance receivables         (337)           -
         Changes in assets and liabilities:
            Accrued interest receivable                  (348)         (18)
            Other assets                               (5,994)        (736)
            Accrued interest payable                    1,067          499
            Other liabilities                            (280)        (949)
                                                        ------------------
    Net cash provided by operating activities           2,780        6,988

INVESTING ACTIVITIES:
  Proceeds from maturities of securities to be held
  to maturity                                           2,220        1.139
  Proceeds from sales of securities available for
  sale                                                  5,428            -
  Proceeds from maturities of securities available
  for sale                                                389       12,660
  Principal collected on mortgage-backed securities,
    including those classified as available for sale    8,648        5,326
  Payment for purchases of securities                 (44,768)     (29,818)
  Net increase in loans                                (8,694)      (7,588)
  Proceeds from sales of premises and equipment             2           14
  Proceeds from sales of finance receivables              337            -
  Payment for purchase of premises and equipment       (1,066)        (630)
                                                       -------------------
    Net cash used in investing activities             (37,504)     (18,897)

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                  22,051      (19,430)
  Net increase in short term borrowings                12,686       20,983
  Net increase (decrease) in FHLB advances             (7,391)       9,280
  Cash advanced on revolving lines of credit                -        1,000
  Cash dividends paid                                  (1,025)      (1,895)
  Stock options exercised                                   -           42
  Purchase of common stock                               (118)      (1,064)
                                                       -------------------
    Net cash used in financing activities              26,203        8,916

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                 (8,521)      (2,993)
                                                      --------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         43,821       34,662
                                                      --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 35,300     $ 31,669
                                                      ====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                         $ 18,353     $ 17,035
    Federal income taxes                             $  1,792     $  2,773

                     CBT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                               June 30, 1997

NOTE  1:   BASIS  OF  PRESENTATION AND SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements include the accounts of CBT Corporation (the Parent Company) and its wholly-owned subsidiaries: Citizens Bank and Trust Company of Paducah (Citizens), Pennyrile Citizens Bank and Trust Company (PCB), Bank of Marshall County (BOMC), Graves County Bank, Inc. (GCB), and United Commonwealth Bank, FSB (UCB). Collectively, these entities constitute the "Corporation", which provides financial services primarily in western Kentucky and surrounding communities. Fidelity Credit Corporation (FCC), a finance company that operates throughout Kentucky, is a wholly-owned subsidiary of Citizens. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996.


Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash and due from banks, Federal funds sold and money market investments.


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

Although management uses the best information available to make determinations with respect to the Corporation's allowance, future adjustments may be necessary if economic or other conditions differ substantially from the economic and other conditions considered in making the initial determinations, and such adjustments could be material.

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

The accrual of interest income is generally reviewed for discontinuance when a loan becomes 90 days past due as to principal or interest. When interest is discontinued, all unpaid accrued interest is reversed. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest or, in the opinion of management, when the interest is collectible.

Income Taxes

The provision for income taxes in the interim periods has been calculated using the anticipated effective tax rate for the respective calendar year, taking into consideration certain tax-exempt loan and investment income.


Per Common Share Data

Net income per common share data for the three months ended June 30, 1997 and 1996 is based on 7,862,267 average shares outstanding and 7,879,471 average shares outstanding, respectively. Net income per common share for the six months ended June 30, 1997 and 1996 is based upon 7,862,904 average shares outstanding and 7,892,530 average shares outstanding, respectively. Common stock options are not included in net income per common share data since their effect is not material.

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


NOTE 2:  SECURITIES HELD TO MATURITY

SECURITIES HELD TO
MATURITY
         ($ in thousands)              June 30, 1997
                          ----------------------------------------
                          AMORTIZED ESTIMATED  GROSS    UNREALIZED
                          COST      FAIR VALUE GAIN     LOSS
                          ----------------------------------------
U.S.  Government agency
 obligations                    905      915         10         -
State and political
 subdivisions                59,155   62,035      2,910        30
                           ---------------------------------------
  Total                   $  60,060 $ 62,950  $   2,920  $     30
                           =======================================

                                     December 31, 1996
                          ------------------------------------------
                          AMORTIZED ESTIMATED  GROSS      UNREALIZED
                          COST      FAIR VALUE GAIN       LOSS
                                    VALUE
                          ------------------------------------------
U.S.  Treasury securities $   1,108 $  1,106   $       -  $      2
U.S. Government agency
 obligations                    907      921          14         -
State and political
 subdivisions                54,226   55,922       2,204       508
                           ------------------------------------------
  Total securities        $  56,241 $ 57,949   $   2,218  $    510
                           ==========================================

Certain securities held to maturity were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $28,486,513 and $29,998,029, respectively, at June 30, 1997.


NOTE 3:  SECURITIES AVAILABLE FOR SALE

($ in thousands)                       June 30, 1997
                           ------------------------------------------
                           AMORTIZED ESTIMATED   GROSS     UNREALIZED
                             COST    FAIR VALUE  GAIN      LOSS
                           ------------------------------------------
U.S. Treasury securities   $  7,603  $  7,599    $    2    $    6
U.S. Government agency
 obligations                 57,252    57,095        57       214
State and political
 subdivisions                 3,839     3,936       114        17
Mortaged-backed
  securities                 94,478    94,390       541       629
Derivative Securities         1,002     1.002         1         1
Federal Home Loan Bank        9,406     9,406         -         -
Stock
Other                           102       102         -         -
                            -----------------------------------------
                    Total  $173,682  $173,530     $ 715     $ 867
                            =========================================

                                     December 31, 1996
                           ------------------------------------------
                           AMORTIZED ESTIMATED   GROSS     UNREALIZED
                           COST      FAIR VALUE  GAIN      LOSS
                           ------------------------------------------
U.S. Treasury securities   $  7,715  $  7,728    $   17    $    4
U.S. Government agency
 obligations                 37,250    37,018        26       258
State and political
 subdivisions                 7,259     7,489       270        40
Mortaged-backed
 securities                  87,402    87,109       495       788
Derivative Securities         1,003       997         -         6
Federal Home Loan Bank        8,791     8,791         -         -
Other                           122       122         -         -
                            -----------------------------------------
                           $149,542  $149,254   $   808    $1,096
                            =========================================

Certain securities available for sale were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $130,303,424 and $129,963,380 respectively, at June 30, 1997. Federal Home Loan Bank stock, which is classified as available for sale, is carried at cost.

NOTE 4:  LOANS

($ in thousands)                         June 30   December 31   June 30
                                         ---------------------------------
                                           1997        1996        1996
                                         ---------------------------------
Commercial, industrial,
  and agricultural loans                  $214,346    $209,941    $209,874
Residential real estate and mobile         286,356     279,803     259,260
home loans
Installment loans                          203,810     206,998     190,188
                                           -------------------------------
  Total loans                              704,512     696,742     659,322
Less:  Unearned interest                     8,600       9,524       9,136
                                           -------------------------------
  Total loans. net of unearned
    interest                              $695,912    $687,218    $650,186
                                           ===============================

NOTE 5:  PREMISES AND EQUIPMENT

($ in thousands)                           June 30   December 31   June 30
                                           -------------------------------
                                             1997        1996        1996
                                           -------------------------------
Land                                       $ 2,017     $ 1,971     $ 1,971
Buildings and improvements                  19,171      18,568      17,833
Furniture and equipment                     13,976      13,569      13,959
Construction in progress                        33           -          59
                                            ------------------------------
    Total premises and equipment            35,197      34,108      33,822
Less:  Accumulated depreciation
  and amortization                          16,946      15,910      15,329
                                            ------------------------------
    Net premises and equipment             $18,251     $18,198     $18,493
                                            ==============================

NOTE 6:  INTEREST-BEARING DEPOSITS

($ in thousands)                           June 30   December 31   June 30
                                           --------------------------------
                                             1997        1996        1996
                                           --------------------------------
NOW accounts                               $ 96,992    $106,882    $ 95,517
Money Manager accounts                       58,012      39,008      37,597
Individual Retirement accounts               52,303      49,542      48,443
Savings accounts                             52,053      51,984      50,633
Certificates of deposit under $100,000      308,953     291,154     280,978
Certificates of deposit $100,000 and
  above                                      91,618      92,965      85,771
                                            -------------------------------
  Total interest-bearing deposits          $659,931    $631,535    $598,939
                                            ===============================

PART I  - FINANCIAL INFORMATION


ITEM 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

CBT Corporation ("CBT") is a multi-bank holding company consisting of four state chartered commercial banks, one federal savings bank, and a consumer finance company. The banks' 19 locations provide financial services primarily in western Kentucky, while the finance company has 27 locations throughout the Commonwealth. The following discussion and analysis is presented on a consolidated basis, with all significant intercompany accounts and transactions eliminated.

For the three month period ended June 30, 1997, CBT earned $3,202,000 virtually identical to the $3,198,000 earned during the second quarter of 1996. Earnings per share was $.41 for both periods.

Return on average equity was 11.23 percent and 12.00 percent for the second quarter of 1997 and 1996, respectively. Return on average assets for the three month period ended June 30, 1997 was 1.31 percent, compared with 1.41 percent for the same 1996 period.

For the first six months of 1997, CBT earned $6,333,000 an increase of 3.32 percent from the first six months of 1996 which was $6,130,000. Net income per share was $0.81 for the six month period ended June 30, 1997 compared with $0.78 for the comparable period in 1996.

Return on average equity was 11.29 percent and 11.61 percent for the first six months of 1997 and 1996, respectively. Return on average assets for the six month period ended June 30, 1997 was 1.32 percent, compared with
1.36 percent for the similar 1996 period.


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

In  the second quarter of 1997, tax equivalent net interest income provided
82.20 percent of CBT's net revenue, compared with 83.50 percent in the second quarter of 1996. The change was a result of higher fee income in 1997 rather than a reduction in net interest income. Total tax-equivalent net interest income for the second quarter of 1997 increased 2.00 percent from the second quarter a year ago. Growth in tax-equivalent net interest income for the second quarter of 1997 over 1996 was due to growth in earning assets of 7.7 percent partially offset by a 24 basis point decline in net interest margin.

Net interest margin, the ratio of tax-equivalent net interest income divided by average earning assets, was 4.81 percent and 5.01 percent for the six months ended June 30, 1997 and June 30, 1996, respectively. The following schedule presents yields and costs on key components of interest income and interest expense for the first quarter of 1997 and 1996.

                                      Three Months Ended  Six Months Ended
                                            June 30            June 30
                                      ------------------------------------
                                         1997     1996     1997     1996
                                      ------------------------------------
 Yield on securities                      7.12%    6.98%    7.12%    6.96%
 Yield on loans                           9.68%    9.89%    9.61%    9.86%
 Yield on federal funds sold and other
   money market investments               5.25%    3.65%    5.42%    4.61%
                                      ------------------------------------
     Yield on earning assets              9.01%    9.16%    9.01%    9.14%

 Rate on interest-bearing deposits        4.97%    4.74%    4.99%    4.78%
 Rate on borrowings                       5.58%    5.21%    5.57%    5.27%
                                      ------------------------------------
     Rate on interest bearing
       liabilities                        5.08%    4.83%    5.09%    4.87%

 Net interest spread                      3.93%    4.33%    3.92%    4.27%

 Net interest margin                      4.81%    5.05%    4.81%    5.01%

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the current period cost associated with maintaining adequate reserves for the credit risk inherent in CBT's loan portfolio. The consolidated provision for loan losses was $1,017,000 for the second quarter of 1997, a 109.7 percent increase from the $485,000 provision recorded in the second quarter of
1996. The second quarter provision for loan losses was 0.6 percent of average loans on an annualized basis, compared with 0.3 percent in the prior year. Provision expense was substantially increased in 1997 in light of a significant increase in loan charge-offs during 1996, principally related to one commercial account and increased installment loan charge-offs experienced in 1996 and 1997.

Net loan losses were $375,000 for the second quarter of 1997 compared to $477,000 for the second quarter of 1996. Net loan losses as a percent of average loans on an annualized basis were .22 percent for the three months ended June 30, 1997, compared to 0.28 percent for the three months ended June 30, 1996. Net loan losses were $813,000 and $2,063,000 for the six months ended June 30, 1997 and 1996, respectively. Net loan losses as a percent of average loans on an annualized basis were 0.24 percent and 0.65 percent for the six month period ended June 30, 1997 and 1996, respectively.

The following is a progression of the allowance for loan losses:

                                       Three Months Ended  Six Months Ended
 ($ in thousands)                           June 30            June 30
                                       -------------------------------------
                                         1997       1996     1997     1996
                                       -------------------------------------
 Balance, beginning of period             $8,707    $9,858   $8,243  $11,004
 Adjustment for sales of finance
  receivables                                (24)        -      (52)       -
 Provision for loan losses                 1,017       485    1,947      955
 Loans charged off                          (654)     (576)  (1,225)  (2,295)
 Recoveries                                  279       129      412      232
                                        ------------------------------------
     Net charge-offs                        (375)     (447)    (813)  (2,063)
                                        ------------------------------------
     Balance, end of period               $9,325    $9,896   $9,325   $9,896
                                        ====================================
 Allowance for loan losses to total
 loans, net of unearned interest            1.34%     1.52%    1.34%    1.52%

 Net charge-offs to average loans           0.22%     0.28%    0.24%    0.65%

 Non-performing assets to period-end
   loans and other real estate              0.91%     1.65%    0.91%    1.65%

Non-Interest Income

Non-interest income represented 10.28 percent of CBT's tax-equivalent revenue in the second quarter of 1997, compared with 9.81 percent in the second quarter of 1996. Consolidated non-interest income increased 13.4 percent or $285,000 in the second quarter of 1997 to $2,406,000 compared to $2,121,000 in the same period of 1996. Improvements in insurance commisions (4.8 percent) and car club revenue by FCC (16.2 percent) offset a decline in service charges on deposit accounts. Official check commisions increased 753% over the second quarter of 1997 through the outsourcing of official check processing which was implemented late in the second quarter of 1996. Non-interest income was further enhanced during the second quarter of 1997 by sales of finance receivables by FCC and sales of securities by Citizens. Other non-interest income increased 4.59 percent over the second quarter of 1996.

Non-interest income represented 11.84 percent of CBT's tax-equivalent revenue in the first six months of 1997, compared with 9.53 percent in the first six months of 1996 as management continues to emphasize fee income opportunities. Consolidated non-interest income increased 19.2 percent or $786,000 in the first six months of 1997 to $4,877,000, compared with the same period in 1996. Non-interest income was enhanced during the first six months of 1997 by sales of securities by Citizens and sales of finance receivables by FCC. CBT's alliance with J.C. Bradford & Co. ("JCB"), a Nashville-based regional brokerage firm and the resultant fees generated by this alliance resulted in a 16.00 percent increase in investment advisory services. Service charges on deposit accounts grew 1.2 percent from $1,630,000 in the first six months of 1996 to $1,650,000 in the first six months of 1997, primarily as a result of increased return check charges and commercial analysis fees. Consumer loan growth pushed credit-related insurance fees up 10.6 percent from $641,000 to $709,000. Car club revenue increased $59,000 or 27.83 percent as FCC focused more sales efforts on this product. The $211,000 (224 percent) increase in official check commissions shows the impact of a full six months of outsourcing the processing of official checks. All other fee income increased a modest
2.91 percent to $494,000 from $480,000.

The following table shows a breakdown of non-interest income:

                                        Three Months Ended Six Months Ended
 ($ in thousands)                           June 30           June 30
                                        ------------------------------------
                                         1997     1996     1997     1996
                                        ------------------------------------
 Trust fees                             $   259  $   261  $   533   $  550
 Investment advisory fees                   256      274      522      450
 Service charges on deposit accounts        814      871    1,650    1,630
 Insurance commissions                      345      329      709      641
 Car club revenue                           151      130      271      212
 Official check commissions                 145       17      305       94
 Net gain on sale of securities              56       21       56       34
 Net gain on sale of finance
  receivables                               152        -      337        -
 Other                                      228      218      494      480
                                         ---------------------------------
   Total non-interest income            $ 2,406  $ 2,121  $ 4,877  $ 4,091
                                         =================================

Non-Interest Expenses

Total non-interest expense grew $72,000, or 1.00 percent, for the second quarter of 1997 compared to the second quarter of 1996. Salaries and benefits increased $63,000 (1.60 percent) as a result of merit increases and the filling of open positions. Depreciation and amortization grew $29,000 (5.20 percent) because of the acquisition of fixed assets and deposits of a branch of the Fifth Third Bank of Kentucky, Inc. (Fifth Third) by GCB in May, 1997 and the resultant write-off of premiums associated with the acquired deposits and depreciation of the acquired building. Data processing costs increased $48,000 or 12.94 percent due to CBT's increased utilization of services offered by its service provider. FDIC costs declined as assessment rates fell during 1997. Recruitment costs decreased $49,000 as positions were filled without the expense of executive search firms. Miscellaneous charge-offs decreased $90,000 as a result of implementing tighter procedures for reconcilements. Special services increased $51,000 with the expiration of a real estate option.

For the six month period ended June 30, 1997, total non-interest expense fell $61,000, or 0.4 percent compared to the first six months of 1996 as a result of management's continued emphasis on reducing administrative expenses. Data processing was up $75,000 (8.7 percent) because of increased volumes and additional services provided in 1997. Supplies decreased $93,000 through cost savings from centralized purchasing. The decrease in FDIC fees was a result of reductions in the assessment rate. Advertising decreased $89,000 or 15.48 percent, audit fees by $91,000 or 30.64% and miscellaneous charge-offs by 90,000 or 18.82%. All other non-interest expenses increased $143,000 (14.33 percent) primarily from increases in collection expenses incurred to repossess and refurbish automobiles and mobile homes.

The following table shows a breakdown of non-interest expense:

                                      Three Months Ended   Six Months Ended
 ($ in thousands)                           June 30           June 30
                                      -------------------------------------
                                         1997     1996     1997     1996
                                      -------------------------------------
 Salaries and employee benefits         $ 3,979  $ 3,916 $  8,050 $  7,878
 Net occupancy                              352      328      711      681
 Depreciation and amortization              583      554    1,129    1,108
 Supplies                                   190      212      363      456
 Data processing                            419      371      861      786
 FDIC assessments                            40       57       32      114
 Franchise tax                              293      303      587      606
 Recruiting Fees                              -       49        -       62
 Advertising                                277      295      486      575
 Phone                                      133      125      267      281
 Postage                                    158      127      306      280
 Audit and exam fees                         91      151      206      297
 Miscellaneous charge-offs                  222      313      388      478
 Special Services                           143       92      233      228
 Travel and entertainment                    99       92      171      163
 Community Development                       91       98      172      173
 Other                                      571      486    1,141      998
                                         ---------------------------------
      Total non-interest expense        $ 7,641  $ 7,569  $15,103  $15,164
                                         =================================

The efficiency ratio, defined as non-interest expense divided by tax-equivalent revenue, is a measure of how effective a financial services company is in leveraging its resources to produce revenue. A lower ratio indicates better performance. CBT's efficiency ratio was 56.57 percent for the second quarter of 1997 compared to 58.76 percent for the same period in 1996. For the six months ending June 30, 1997 and 1996 respectively, the efficiency ratio was 56.66 percent and 59.76 percent.

Income Taxes

CBT's income tax planning is based upon the goal of maximizing long-term, after-tax profitability. Income tax expense is significantly affected by the mix of taxable versus tax-exempt revenues.

The effective income tax rate for the three months ended June 30, 1997 and 1996 was 29.20 percent and 28.90 percent, respectively. The effective income tax rate for the six months ended June 30, 1997 and 1996 was 29.30 percent and 28.90 percent, respectively. The increase is attributable to the decline of tax-exempt revenue as a percent of total revenue.


Consolidated Balance Sheet Analysis


Earning Assets

At June 30, 1997, earning assets were $929.5 million, compared with $863.1 million at June 30, 1996. This increase is due to a $45.7 million increase in loans and a $21.7 million increase in securities. Total earning assets at June 30, 1997 consisted of 74.87 percent loans and 25.13 percent securities, while the June 30, 1996 earning asset mix consisted of 75.33 percent loans and 24.55 percent securities. Average earning assets for the first six months of 1997 were $913.4 million, an increase of 6.9 percent over the first six months of 1996.

Investment Risk Management

CBT  has  certain securities in its available for sale portfolio  that  are classified as derivative securities by banking regulators. At June 30, 1997 and December 31, 1996, respectively, CBT had $1,000,000 and $1,003,000 in derivative securities. These amounts represent 0.6 percent and 0.7 percent of the total securities available for sale at June 30, 1997 and December 31, 1996, respectively. All are guaranteed by government agencies and none have a maturity of over 2 years. The amount and nature of these securities pose no undue risk to CBT's financial position and there are no plans to acquire additional derivative securities.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which was adopted by CBT in the third quarter of
1994. The Statement requires that investment securities classified as available for sale be reported at fair value with unrealized gains and losses reported, net of deferred taxes, as a separate component of shareholders' equity. As of June 30, 1997, net unrealized losses related to investment securities available for sale were $99,000, net of deferred taxes. At June 30, 1996, the fair value of securities available for sale reflected unrealized losses of $2,080,000, net of deferred taxes.


Credit Risk Management

CBT manages exposure to credit risk though loan portfolio diversification by customer, industry, and loan type. As a result, there is no undue concentration in any single sector. CBT annually evaluates economic conditions affecting its lending markets. Economic indicators such as unemployment levels, construction activity, and bankruptcy filings are evaluated. During the second quarter of 1997, CBT's primary market areas continued to experience favorable unemployment levels and stable real estate values and commercial development. Bankruptcy filings in CBT's markets have continued to increase during 1997, however. Management has considered expected economic trends in assessing the adequacy of the allowance for loan losses and believes that the allowance for loan losses is adequate in light of these trends, among other factors. CBT's credit risk is also diversified by loan type. At June 30, 1997, 40.7 percent of the portfolio consisted of residential real estate and mobile home loans,
30.4 percent of commercial loans and 28.9 percent of consumer loans.

Credit risk management also includes monitoring the performance of existing portfolios. CBT has in place a comprehensive internal credit review program to assess the current financial condition and operating performance of significant commercial borrowers.

Loans by type appear below:

($ in thousands)                         June 30    December 31   June 30
                                         ---------------------------------
                                           1997        1996         1996
                                         ---------------------------------
Commercial, industrial, and
 agricultural loans                       $214,346    $209,941    $209,874
Residential real estate and mobile
 homes                                     286,356     279,803     259,260
Consumer loans                             203,810     206,998     190,188
                                          --------------------------------
  Total loans                              704,512     696,742     659,322
Less:  Unearned interest                     8,600       9,524       9,136
                                           -------------------------------
  Total loans, net of unearned
    interest                              $695,912    $687,218    $650,186
                                           ===============================

CBT continues to classify its loans consistent with current regulatory review results. There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual at June 30, 1997.


Allowance for Loan Losses

At June 30, 1997, the allowance for loan losses was $9.3 million, or 1.34 percent of net loans outstanding, compared with $8.2 million, or 1.20 percent at December 31, 1996. The ratio of the allowance for loan losses to non-performing assets was 147.7 percent at June 30, 1997, compared with
111.9 percent at December 31, 1996. Non-performing assets consist of non-accrual loans, loans past-due ninety days or more that are still accruing interest and other real estate owned.

Although it is impossible for any lender to predict future loan losses with complete accuracy, management monitors the allowance for loan losses with the intent to provide for all losses that can reasonably be anticipated based on current conditions. CBT has a comprehensive credit grading system and other internal loan monitoring systems to support this assessment. Such systems fully comply with the loan review guidelines set forth in the December 21, 1993 Interagency Policy Statement on the Allowance for Loan and Lease Losses. CBT management maintains the allowance available to cover future loan losses within the entire loan portfolio and believes the allowance for loan losses is adequate at June 30, 1997 based on the current level of non-performing assets and the expected level of future charge-offs.


Non-Performing Assets

The table below presents data on CBT's non-performing assets. As previously defined, non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest and other real estate owned. At June 30, 1997, non-performing assets totaled $6.3 million, or 0.91 percent of net loans and other real estate owned, compared with $7.4 million, or 1.07 percent of net loans and other real estate owned, at December 31, 1996.

($ in thousands)                          June 30   December 31   June 30
                                          -------------------------------
                                            1997        1996        1996
                                          -------------------------------
  Non-accrual loans                       $ 4,742     $ 5,158     $ 8,772
  Accruing loans which are contractually
    past due 90 days or more                1,544       2,207       1,954
                                           ------------------------------
      Total non-performing loans            6,286       7,365      10,726
  Other real estate owned                      27           -          30
                                           ------------------------------
      Total non-performing assets         $ 6,313     $ 7,365     $10,756
                                           ==============================

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

Funding Sources

Non-Interest Bearing Deposits

Non-interest bearing deposits, which represent a portion of CBT's core deposits, were $72.2 million at June 30, 1997, a $6.3 million decline from December 31, 1996. Average non-interest bearing deposits were $68.7 million for the first six months of 1997 compared with $64.4 million for first six months of 1996. Non-interest bearing deposits represented 8.3 percent of CBT's total funding sources at June 30, 1997, compared with 9.4 percent at December 31, 1996.


Interest-Bearing Liabilities

Interest-bearing liabilities for CBT consist of certain core deposits, purchased deposits, short-term and long-term borrowings. At June 30, 1997, interest-bearing liabilities totaled $793.9 million, an increase of $33.7 million over December 31, 1996. The increase is due primarily to a $28.4 million increase in interest-bearing deposits, an $11.9 million increase in Federal funds purchased and securities sold under agreements to repurchase and a $7.4 million decrease in Federal Home Loan Bank advances. During May 1997 $30.5 million in interest-bearing deposits were added by GCB through the acquisition of the Fifth Third branch of Mayfield, Kentucky.

Interest-bearing Core Deposits - In CBT's banking subsidiaries, NOW, Money Manager, Individual Retirement and savings accounts, and certificates of deposit under $100,000 are considered core interest-bearing deposits. At June 30, 1997 these deposits accounted for 66.0 percent of CBT's total funding sources compared with 63.9 percent at December 31, 1996.

Purchased Deposits - Purchased deposits, which CBT defines as certificates of deposit with denominations of $100,000 or more and brokered certificates of deposit, decreased $7.0 million or 7.30 percent to $88.6 million from $95.6 million at December 31, 1996. Purchased deposits represented 10.23 percent of CBT's total funding sources at June 30, 1997, compared with
11.39 percent at December 31, 1996. At June 30, 1997, CBT held $11.6 million of brokered certificates of deposit.

Borrowings - Borrowings include Federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury notes payable, revolving lines of credit, and Federal Home Loan Bank advances. Management views borrowings as a cost-effective alternative to purchased deposits and interest-bearing core deposits and actively manages CBT's borrowing position to maintain acceptable net interest margins and liquidity. At June 30, 1997, borrowings accounted for 15.5 percent of CBT's total funding sources, compared with 15.3 percent at December 31, 1996. The increase was in Federal funds purchased and securities sold under agreements to repurchase.


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

Interest Rate Risk and Its Measurement

Interest rate risk is the risk that future changes in interest rates will reduce net interest income or the market value of a financial institution. Management uses various measurement tools to monitor CBT's interest rate risk position. One measurement tool is the GAP report, which classifies assets and liabilities and their respective yields and costs in terms of maturity or repricing dates. While considerable judgment is necessary to appropriately classify certain balance sheet items that have no contractual maturity or repricing dates, the GAP report provides management a basic measure of interest rate risk. CBT monitors the GAP position of each subsidiary individually (FCC is included with Citizens), as well as on a consolidated basis. The asset and liability management policy at each subsidiary specifies targets based primarily on the one year cumulative GAP position in conjunction with a market volatility risk analysis. At June 30, 1997 the one year cumulative interest rate GAP, defined as the ratio of rate sensitive assets to rate sensitive liabilities, was .85, while at December 31, 1996, the one year cumulative interest rate GAP was .99. The change was primarily the result of an investment strategy implemented in anticipation of a branch deposit acquisition scheduled to close in May 1997. Exclusive of that, the GAP is within corporate guidelines. A GAP of less than one indicates that, over the time horizon measured, more liabilities will reprice than assets.

GAP as an interest rate risk measurement tool has several limitations: it is a static measurement; it requires the establishment of an subjective time horizon; and it does not capture basis risk or risk that varies non-proportionally with rate movements. Because of such limitations, CBT supplements its use of GAP with a computer model to estimate the impact of various parallel shifts in the yield curve on net interest income and the fair value of equity under a variety of interest rate scenarios. CBT's management believes the two approaches compliment each other in understanding the impact of changes in interest rates on the financial performance and condition of CBT. Based on modeling using June 30, 1997 data, CBT would expect its net interest income to change no more than 2.0 percent under a 200 basis point parallel shift up or down of the yield curve.


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

The following analysis shows comparisons between the regulatory requirements for "well capitalized" institutions and the actual capital position of CBT:

                                        Well
                                     Capitalized     Actual       Excess
 -----------------------------------------------------------------------
 June 30, 1997
   Leverage Ratio (Equity to               5.00%      11.02%       6.02%
 Assets)
   Tier 1 Risk-Based                       6.00%      15.62%       9.63%
   Total Risk-Based                       10.00%      16.88%       6.88%


 December 31, 1996
   Leverage Ratio (Equity to               5.00%      11.36%       6.36%
 Assets)
   Tier 1 Risk-Based                       6.00%      16.05%      10.05%
   Total Risk-Based                       10.00%      17.30%       7.30%

Because of solid performance and conservative capital management, CBT has consistently maintained a strong capital position. These ratios compare favorably with industry standards and CBT's peers.

The Corporation occasionally repurchases and retires common stock. During the first six months of 1997, all repurchases have been done in non-block sizes (less than 5,000 shares) and are accomplished to meet internal needs (e.g. 401(k), stock options). For the six month period ended June 30, 1997, 5,000 shares had been repurchased at an aggregate price of $118,000.

For the six month period ended June 30, 1997, CBT's shareholders' equity, exclusive of the unrealized loss on securities available for sale (net of deferred tax) and stock repurchases, grew $4.2 million. CBT's internal capital growth rate (ICGR) for the six months ended June 30, 1997 was 3.8 percent. The ICGR represents the rate at which CBT's shareholders' equity grew as a result of earnings retained (net income less dividends paid).

CBT declared a $0.13 per share dividend in the second quarter of 1997, which represented an 8.3 percent increase over one year ago. This brings the total dividends per share to $0.26 through 6/30/97. The dividend payout ratio for the first six months of 1997 was 32.3 percent of net income, which was within management's general payout guideline of 25 to 35 percent.

Management is currently not aware of any recommendation by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations. Management is also not aware of any events or uncertainties that will have or that are reasonably likely to have a material impact on CBT's liquidity, capital resources or operations.


Market Data

At June 30, 1997, CBT had issued and outstanding 7,862,627 shares of common stock held by approximately 1,455 shareholders of record. Shareholders have received cash dividends for each share of common stock on a quarterly basis in 1996 and 1997.

CBT Corporation common stock is traded on the NASDAQ National Stock Market under the symbol CBTC.

The following table summarizes common stock prices and cash dividends declared in 1997, 1996, and 1995. The price information reflects the range of prices for CBT Corporation common stock as reported by NASDAQ.

                                        Price
                                  -----------------
 Quarter                          High          Low      Dividends
                                  --------------------------------
 June 30, 1997                     24.50         20.25        0.13
 March 31, 1997                    26.50         20.50        0.13
 December 31, 1996                 28.00         21.00        0.13
 September 30, 1996                23.50         20.00        0.13
 June  30, 1996                    24.25         21.50        0.12
 March 31, 1996                    24.50         21.50        0.12
 December 31, 1995                 23.00         20.00        0.12
 September 30, 1995                24.25         19.25        0.12
 June 30, 1995                     24.00         19.75        0.11
 March 31, 1995                    24.75         21.00        0.11



Subsequent Events

CBT Corporation through its affiliate United Commonwealth, FSB in Murray, Kentucky acquired the deposits and various assets of Republic Bank in Murray in July 1997. Deposits acquired totaled $18.2 million.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders

            (a) The Annual Meeting of Shareholders was held on Tuesday, April 15, 1997

            (b) Each person named in the proxy statement as a nominee for director was elected

            (c) The following are the voting results on each of the matters which were submitted to the shareholders:

               Election of Directors:
             ----------------------------------------------------------------
                                                     Against
                    Director               For     or Withheld   Abstain
             ----------------------------------------------------------------
             Irving P. Bright, Jr.      6,349,256       0        70,858
             John L. Burman             6,332,092       0        70.858
             Patrick J. Cvengros        6,262,371       0        70,858
             William H. Dyer            6,353,738       0        70,858
             Louis A. Haas              6,364,008       0        70,858
             Joe Tom Haltom             6,295,591       0        70,858
             Kerry B. Harvey            6,307,124       0        70,858
             F. Donald Higdon           6,263,642       0        70,858
             William J. Jones           6,076,578       0        70,858
             Ted S. Kinsey              6,353,797       0        70,858
             Louis M. Michelson         6,319,446       0        70,858
             Bill B. Morgan             6,281,774       0        70,858
             David M. Paxton            6,278,195       0        70,858
             Robert P. Petter           6,354,483       0        70,858
             Joseph A. Powell           6,285,496       0        70,858
             William A. Usher           6,317,322       0        70.858

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          (a) The exhibits set out on the Exhibit Index included as page 24 of this report are furnished as a part of this report.

          (b) No Form 8-K has been filed during the first six months of 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CBT CORPORATION


DATE: Aug. 14, 1997                 SIGNED: /s/ Paula J. Laird
                                    Paula J. Laird
                                    Vice President and Controller

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

27             Financial Data Schedule                                  26-27

                                EXHIBIT 27

                          FINANCIAL DATA SCHEDULE
                       (filed in electronic format)
                                    FOR
                              CBT CORPORATION

                           For the Period Ended
                               June 30, 1997