Form 10-Q
period 1997-09-30
CBT CORP /KY/
filed 1997-11-14
CIK 719227

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarter ended September 30, 1997  Commission file number 0-16878




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

Class                              Outstanding at September 30, 1997
Common Stock, No Par Value         7,862,627



                                  Page 1
                      This filing contains 28 pages.

                              CBT CORPORATION

PART I.  FINANCIAL INFORMATION                                        PAGE NO.
     Item 1.   Financial Statements

               Consolidated Balance Sheets at September 30, 1997,
               December 31, 1996 and September 30, 1996               3

               Consolidated Statements of Income for Three Months and
               Nine Months Ended September 30, 1997 and September 30,
               1996                                                   4

               Consolidated Statements of Changes in Shareholders'
               Equity for Nine Months Ended September 30, 1997 and
               September 30, 1996                                     5

               Consolidated Statements of Cash Flows for Nine
               Months Ended September 30, 1997 and September 30,
               1996                                                   6

               Notes to Consolidated Financial Statements             7 - 11

     Item 2.   Management's Discussion and Analysis of
               Consolidated Financial Condition and Results
               of Operations                                          12 - 23

     Item 3.   Quatitative and Qualitative Disclosures About Market
               Risk.  Not applicable.

PART II.  OTHER INFORMATION

     Item 1. through Item 6.                                          24

SIGNATURE PAGE                                                        25


EXHIBIT INDEX                                                         26

FINANCIAL DATA SCHEDULE                                               27 - 28


This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered "forward-looking" within the meaning of the Private Securities Litigation and Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Coporation's markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed from time to time in the filings of the Corporation with the Securities and Exchange Commission.


CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                  (unaudited) (audited) (unaudited)
($ in thousands)                             September   December  September
                                                30         31         30
                                               1997       1996       1996
ASSETS
  Cash and due from banks                  $   31,456   $ 43,821  $ 34,888
  Securities to be held to maturity            61,192     56,241    54,654
  Securities available for sale
      (at fair market value)                  210,418    149,254   155,419

  Loans, net of unearned interest             713,314    687,218   674,296
  Allowance for loan losses                    (9,435)    (8,243)   (8,734)
                                            ------------------------------
      Loans, net                              703,879    678,975   665,562

  Premises and equipment, net                  18,555     18,198    18,383
  Accrued interest receivable                   7,232      6,845     6,417
  Intangible Assets                             5,923      1,313     1,358
  Other                                         6,024      5,905     6,009
                                            ------------------------------
      TOTAL ASSETS                         $1,044,679   $960,552  $942,690
                                            ==============================

LIABILITIES
  Deposits:
    Non-interest bearing                   $   73,055   $ 78,596  $ 70,190
    Interest bearing                          668,774    631,535   602,907
                                            ------------------------------
      Total deposits                          741,829    710,131   673,097

  Borrowings:
    Federal funds purchased                    24,115      5,830    19,140
    Securities sold under agreements to        44,874     36,036    40,398
repurchase
    Notes payable - U.S. Treasury               2,009      1,136     2,010
    Revolving lines of credit                   6,500      6,500     5,000
    Federal Home Loan Bank advances            81,605     69,118    73,169
    Term Debt                                  10,023     10,046    10,046
                                            ------------------------------
       Total borrowings                       169,126    128,666   149,763

  Accrued interest payable                      6,839      4,715     6,019
  Other                                         9,670      6,824     6,819
                                            ------------------------------
      TOTAL LIABILITIES                       927,464    850,336   835,698

STOCKHOLDERS' EQUITY
   Common stock, no par value, authorized
   12,000,000 shares; issued and outstanding
   7,862,627 shares at September 30, 1997;
   7,858,986 shares at December 31, 1996;
   7,856,210 shares at September 30, 1996       4,100      4,100     4,100
  Capital surplus                              16,042     16,160    18,252
  Retained earnings                            96,598     90,143    86,132
  Unrealized gains (losses) on securities
   available for sale, net of deferred
   taxes                                          475       (187)   (1,492)
                                            ------------------------------
      TOTAL STOCKHOLDERS' EQUITY              117,215    110,216   106,992
                                            ------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                               $1,044,679   $960,552  $942,690
                                            ==============================

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)                            Three Months    Nine Months Ended
                                           Ended
($ in thousands except per share data)  September 30      September 30
                                       1997     1996    1997      1996
INTEREST INCOME
  Loans, including fees:
    Taxable                           $17,255 $16,064  $50,329   $47,292
    Tax-exempt                             44      34      115       111
  Securities:
    Taxable                             3,018   2,498    8,370     7,543
    Tax-exempt                          1,033     953    2,889     2,762
  Fed Funds sold and other securities       -       4      196        30
                                       ---------------------------------
      Total interest income            21,350  19,553   61,899    57,738
                                       ---------------------------------
INTEREST EXPENSE
  Deposits                              8,437   7,461   24,249    21,673
  Other borrowings                      1,986   1,804    5,595     5,127
                                       ---------------------------------
      Total interest expense           10,423   9,265   29,844    26,800
                                       ---------------------------------
NET INTEREST INCOME                    10,927  10,288   32,055    30,938
  Provision for loan losses             1,014     810    2,961     1,765
                                       ---------------------------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES               9,913   9,478   29,094    29,173
                                       ---------------------------------
NON-INTEREST INCOME
  Trust and investment advisory fees      573     563    1,628     1,562
  Service charges on deposit accounts     843     862    2,493     2,492
  Credit life commissions                 372     334    1,081       975
  Gain (loss) on sale of securities       (39)      0       17        34
  Gain on sale of finance receivables       -       -      337         -
  Other                                   560     502    1,631     1,289
                                       ---------------------------------
      Total non-interest income         2,309   2,261    7,187     6,352
                                       ---------------------------------

NON-INTEREST EXPENSE
  Salaries and employee benefits        4,155   3,948   12,205    11,826
  Net occupancy                           362     339    1,073     1,020
  Depreciation and amortization           626     548    1,756     1,656
  Supplies                                191     194      554       650
  Data processing                         415     390    1,276     1,176
  FDIC assessments                         34     617       66       731
  Franchise tax                           298     303      885       909
  Other                                 1,680   2,038    5,049     5,573
                                       ---------------------------------
      Total non-interest expense        7,761   8,377   22,864    23,541
                                       ---------------------------------
INCOME BEFORE INCOME TAXES              4,461   3,362   13,417    11,984
  Income taxes                          1,270     908    3,893     3,400
                                       ---------------------------------
NET INCOME                            $ 3,191 $ 2,454  $ 9,524   $ 8,584
                                       =================================
NET INCOME PER COMMON SHARE           $  0.41 $  0.31  $  1.21   $  1.09
                                       =================================

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
($ in thousands)

                                                         Total
                                                     Stockholders'
                                                        Equity
------------------------------------------------------------------
Balance, December 31, 1996                           $110,216
Net income                                              9,524
Dividends on common stock                              (3,069)
Stock options exercised                                     -
Purchase of common stock                                 (118)
Change in net unrealized gain on securities
available for sale                                        662
                                                      -------
Balance, September 30, 1997                          $117,215
                                                      =======



Balance, December 31, 1995                           $104,371
Net income                                              8,584
Dividends on common stock                              (2,914)
Stock options exercised                                    79
Purchase of common stock                               (1,329)
Change in net unrealized loss on securities
available for sale                                     (1,799)
                                                      -------
Balance, September 30, 1996                          $106,992
                                                      =======

CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)                                              Nine Months Ended
($ in thousands)                                           September 30
                                                        1997         1996
----------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                           $ 9,524        $ 8,584
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                      2,961          1,765
         Depreciation                                   1,518          1,491
         Amortization                                     238            165
         Amortization and accretion of securities         305             32
         Net loss (gain) on sale of securities            (17)            13
         Net loss on sale of premises and equipment         -            (34)
         Net gain on sale of finance receivables         (337)             -
         Changes in assets and liabilities:
            Accrued interest receivable                  (387)           335
            Other assets                               (5,324)          (586)
            Accrued interest payable                    2,124          1,678
            Other liabilities                           2,846            (18)
                                                      ----------------------
    Net cash provided by operating activities          13,451         13,425

INVESTING ACTIVITIES:
  Proceeds from maturities of securities to be held
   to maturity                                          2,320          1,234
  Proceeds from sales of securities available for sale  8,917              -
  Proceeds from maturities of securities available
   for sale                                            10,408         13,481
  Principal collected on mortgage-backed securities,
    including those classified as available for sale   17,606          7,554
  Payment for purchases of securities                (104,635)       (30,208)
  Net increase in loans                               (29,425)       (33,670)
  Proceeds from sales of premises and equipment             6             30
  Proceeds from sales of finance receivables            1,897              -
  Payment for purchase of premises and equipment       (1,881)        (1,196)
                                                      ----------------------
    Net cash used in investing activities             (94,787)       (42,775)

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                  31,698          (637)
  Net increase in short term borrowings                27,996         22,052
  Net increase (decrease) in FHLB advances             12,487         11,276
  Cash advanced on revolving lines of credit                -          1,000
  Principal payments on term debt                         (23)           (23)
  Cash dividends paid                                  (3,069)        (2,842)
  Stock options exercised                                   -             79
  Purchase of common stock                               (118)        (1,329)
                                                      ----------------------
    Net cash used in financing activities              68,971         29,576

NET DECREASE/INCREASE IN CASH
  AND CASH EQUIVALENTS                                (12,365)           226
                                                      ----------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        $43,821        $34,662
                                                      ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $31,456        $34,888
                                                      ======================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                          $27,720        $10,943
    Federal income taxes                              $ 2,916        $ 3,757

                     CBT CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                            September 30, 1997

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

Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1996.

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

Per Common Share Data

Net income per common share data for the three months ended September 30, 1997 and 1996 is based on 7,862,267 average shares outstanding and 7,879,471 average shares outstanding, respectively. Net income per common share for the nine months ended September 30, 1997 and 1996 is based upon 7,862,904 average shares outstanding and 7,892,530 average shares outstanding, respectively. Common stock options are not included in net income per common share data since their effect is not material.

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

NOTE 2:  SECURITIES HELD TO MATURITY

SECURITIES HELD TO
MATURITY
         ($ in thousands)           September 30, 1997
                          AMORTIZED ESTIMATED   GROSS UNREALIZED
                            COST   FAIR VALUE    GAIN    LOSS
U.S.  Government agency
 obligations              $     904 $    914    $    10   $     -

State and political
 subdivisions                60,288   62,911      2,692        69
                          ---------------------------------------
  Total securities        $  61,192 $ 63,825    $ 2,702   $    69
                          =======================================

                                     December 31, 1996
                          AMORTIZED ESTIMATED    GROSS UNREALIZED
                            COST    FAIR VALUE    GAIN    LOSS
U.S.  Treasury securities $   1,108 $  1,106    $    -   $      2
U.S. Government agency
 obligations                    907      921        14          -
State and political
 subdivisions                54,226   55,922     2,204        508
                          ---------------------------------------
  Total securities        $  56,241 $ 57,949   $ 2,218   $    510
                          =======================================

Certain securities held to maturity were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $24,789,035 and $25,983,136, respectively, at September 30, 1997


NOTE 3:  SECURITIES AVAILABLE FOR SALE

($ in thousands)                    September 30, 1997
                          AMORTIZED ESTIMATED  GROSS   UNREALIZED
                            COST    FAIR VALUE  GAIN      LOSS
U.S. Treasury securities   $  5,113  $  5,121  $     11    $    3
U.S. Government agency
 obligations                 56,252    56,236       128       144
State and political
 subdivisions                27,846    28,008       280       118
Mortgage-backed securities  109,474   110,050       907       331
Derivative Securities         1,001     1,002         1         -
Federal Home Loan Bank Stock  9,899     9,899         -         -
Other                           102       102         -         -
                           --------------------------------------
                    Total  $209,687  $210,418   $ 1,327    $  596
                           ======================================

                                     December 31, 1996
                          AMORTIZED ESTIMATED  GROSS  UNREALIZED
                            COST    FAIR VALUE  GAIN     LOSS
U.S. Treasury securities   $  7,715  $  7,728   $    17  $      4
U.S. Government agency
 obligations                 37,250    37,018        26       258
State and political
 subdivisions                 7,259     7,489       270        40
Mortgage-backed              87,402    87,109       495       788
securities
Derivative Securities         1,003       997         -         6
Federal Home Loan Bank        8,791     8,791         -         -
Other                           122       122         -         -
                           --------------------------------------
                           $149,542  $149,254  $    808  $  1,096
                           ======================================

Certain securities available for sale were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $111,957,524 and $112,228,676 respectively, at September 30, 1997. Federal Home Loan Bank stock, which is classified as available for sale, is carried at cost.


NOTE 4:  LOANS

($ in thousands)                      September 30  December 31  September 30
                                         1997          1996         1996
Commercial, industrial,
  and agricultural loans                  $220,741    $209,941    $202,732
Residential real estate and mobile         291,538     279,803     273,609
home loans
Installment loans                          209,963     206,998     206,970
                                          --------------------------------
  Total loans                              722,242     696,742     683,311
Less:     Unearned interest                  8,928       9,524       9,015
                                          --------------------------------
  Total loans, net of unearned interest   $713,314    $687,218    $674,296
                                          ================================


NOTE 5:  PREMISES AND EQUIPMENT

($ in thousands)                      September 30 December 31  September 30
                                         1997         1996         1996

Land                                      $  2,416    $  1,971    $  1,971
Buildings and improvements                  19,370      18,568      14,000
Furniture and equipment                     14,089      13,569      17,626
                                          --------------------------------
Construction in progress                         3           -         303
    Total premises and equipment            35,878      34,108      33,900
Less:  Accumulated depreciation
  and amortization                          17,323      15,910      15,517
                                          --------------------------------
    Net premises and equipment            $ 18,555    $ 18,198    $ 18,383
                                          ================================

NOTE 6:  INTEREST-BEARING DEPOSITS

($ in thousands)                         September 30 December 31  September 30
                                            1997         1996         1996
NOW accounts                               $ 92,292    $106,882    $ 91,966
Money Manager accounts                       59,396      39,008      36,646
Individual Retirement accounts               52,660      49,542      47,598
Savings accounts                             49,519      51,984      53,699
Certificates of deposit under $100,000      314,869     291,154     289,815
Certificates of deposit $100,000 and above  100,038      92,965      83,183
                                           --------------------------------
  Total interest-bearing deposits          $668,774    $631,535    $602,907
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

For the three month period ended September 30, 1997, CBT earned $3,191,0000 compared to $2,454,000 earned during the third quarter of 1996. Earnings per share was $.41 for the third quarter 1997 and $.31 per share for the third quarter 1996.

Return on average equity was 10.90 percent and 8.96 percent for the third quarter of 1997 and 1996, respectively. Return on average assets for the three month period ended September 30, 1997 was 1.24 percent, compared with
1.05 percent for the same 1996 period.

For  the  first nine months of 1997, CBT earned $9,524,000, an increase  of
11.00 percent from the first nine months of 1996 which was $8,584,000. Net income per share was $1.21 for the nine month period ended September 30, 1997 compared with $1.09 for the comparable period in 1996.

Return on average equity was 11.16 percent and 10.70 percent for the first nine months of 1997 and 1996, respectively. Return on average assets for the nine month period ended September 30, 1997 was 1.29 percent, compared with 1.25 percent for the similar 1996 period.


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

In  the  third quarter of 1997, tax equivalent net interest income provided
82.2 percent of CBT's net revenue, compared with 81.2 percent in the third quarter of 1996. The change was a result of higher net interest income in 1997 because of earning asset growth. Total tax-equivalent net interest income for the third quarter of 1997 increased 8.85 percent from the third quarter a year ago. Growth in tax-equivalent net interest income for the third quarter of 1997 over 1996 was due to growth in average earning assets of 10.5 percent partially offset by a 3 basis point decline in net interest margin.

Through September 30, tax-equivalent net interest income provided 80.9 percent of net revenue for 1997, compared to 82.6 percent for 1996. Total tax-equivalent net interest income increased 1.22 percent comparing the first nine months of 1997 to 1996, as the result of an 8.1 percent increase in average earning assets partially offset by a 15 basis point decrease in net interest margin.

Net interest margin, the ratio of tax-equivalent net interest income divided by average earning assets, was 4.80 percent and 4.95 percent for the nine months ended September 30, 1997 and September 30, 1996, respectively. The decline was caused by lower loan yields, primarily as a result of non-accrual loans and increased competition, combined with higher funding costs. A mitigating factor was higher security yields. Also affecting the net interest margin was the increase in 1977 of the security portfolio as a percent of total earning assets. While security yields were improved, they still lagged behind loan yields and as securities have assumed a more prominent position in CBT's earning asset mix, net interest margin declined. The following schedule presents yields and costs on key components of interest income and interest expense for the first nine months of 1997 and 1996.

                                         Three Months    Nine Months Ended
                                             Ended
                                         September 30      September 30
                                         1997     1996     1997     1996
 Yield on securities                      7.31%    7.03%    7.19%    6.99%
 Yield on loans (including fees)          9.73%    9.71%    9.76%    9.81%
 Yield on federal funds sold and other
   money market investments               7.74%    5.36%    5.45%    4.90%
                                          --------------------------------
     Yield on earning assets              9.08%    9.04%    9.09%    9.10%

 Rate on interest-bearing deposits        5.03%    4.88%    5.00%    4.81%
 Rate on borrowings                       5.47%    5.34%    5.53%    5.29%
                                          --------------------------------
     Rate on interest bearing liabilities 5.11%    4.96%    5.09%    4.90%

 Net interest spread                      3.97%    4.08%    4.00%    4.20%

 Net interest margin                      4.80%    4.83%    4.80%    4.95%

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the current period cost associated with maintaining adequate reserves for the credit risk inherent in CBT's loan portfolio. The consolidated provision for loan losses was $1,014,000 for the third quarter of 1997, a 25.19 percent increase from the $810,000 provision recorded in the third quarter of 1996. The third quarter 1997 provision for loan losses was 0.59 percent of average loans on an annualized basis, compared with 0.48 percent in the prior year. Provision expense was substantially increased in 1997 in light of a significant increase in loan charge-offs during 1996, principally related to one commercial account, increased installment loan charge-offs experienced in both 1996 and 1997, and the unfavorable trend of increased non-performing and delinquent loans noted over the past several quarters.

The consolidated provision for loan losses was $2,961,000 for nine months ended September 30, 1997 a 67.6 percent increase from the $1,765,000 for the same period in 1996. Year-to-date provision as a percent of average loans was 0.58 percent and 0.36 percent for 1997 and 1996, respectively.

Net loan losses were $904,000 for the third quarter of 1997 compared to $1,972,000 for the third quarter of 1996. Net loan losses as a percent of average loans on an annualized basis were 0.52 percent for the three months ended September 30, 1997, compared to 1.18 percent for the three months ended September 30, 1996. Net loan losses were $1,717,000 and $4,035,000 for the nine months ended September 30, 1997 and 1996, respectively. Net loan losses as a percent of average loans on an annualized basis were 0.33 percent and 0.83 percent for the nine month period ended September 30, 1997 and 1996, respectively.

The following is a progression of the allowance for loan losses:

                                 Three Months Ended    Nine Months Ended
 ($ in thousands)                    September 30         September 30
                                   1997       1996      1997       1996
 Balance, beginning of period     $  9,325  $  9,896   $  8,243  $  11,004
 Adjustment, sales of finance
    receivables                          -         -        (52)         -
 Provision for loan losses           1,014       810      2,961      1,765
 Loans charged off                  (1,047)   (2,114)    (2,272)    (4,354)
 Recoveries                            143       142        555        319
                                  ----------------------------------------
     Net charge-offs                  (904)   (1,972)    (1,717)    (4,035)
                                  ----------------------------------------
     Balance, end of period       $  9,435  $  8,734   $  9,435   $  8,734
                                  ========================================

 Allowance for loan losses to
 total
   loans, net of unearned            1.32%     1.30%      1.32%      1.30%
 interest
 Net charge-offs to average           .52%     1.18%       .33%      0.83%
 loans
 Non-performing assets to
 period-end
   loans and other real estate       1.08%     1.39%      1.08%      1.39%

Non-Interest Income

Non-interest income represented 17.8 percent of CBT's tax-equivalent revenue in the third quarter of 1997, compared with 18.8 percent in the same quarter of 1996. Consolidated non-interest income increased 2.1 percent or $ 48,000 in the third quarter of 1997 to $2,309,000 compared to $2,261,000 in the same period of 1996. Trust fees increased 6.4% during the third quarter of 1997. Improvements in credit life insurance commissions (11.4 percent) and car club revenue by FCC (31.4 percent) offset a 2.2 percent decline in service charges on deposit accounts. Official check commissions increased 38.8 percent over the third quarter of 1997 due to increased volume. Other non-interest income decreased 14.3 percent from the third quarter of 1996.

Non-interest income represented 19.1 percent of CBT's tax-equivalent revenue in the first nine months of 1997, compared with 17.4 percent in the first nine months of 1996. Consolidated non-interest income increased 13.1 percent or $835,000 in the first nine months of 1997 to $7,187,000, compared with the same period in 1996. Non-interest income was enhanced during the first nine months of 1997 by sales of finance receivables by FCC that generated $337,000 in gains. Fees from investment advisory services increased 8.7 percent for the year although they were flat in the third quarter. Service charges on deposit accounts remained virtually unchanged from 1996 to 1997. Direct consumer loan growth pushed credit-related insurance fees up 10.8 percent from $975,000 to $1,081,000. Car club revenue increased $104,000 or 29.4 percent as FCC continued to focus sales efforts on this product. The $258,000 (118.7 percent) increase in official check commissions shows the impact of a full nine months higher volumes for
this service.   All other fee income decreased 2.6 percent to $700,000.

The following table shows a breakdown of non-interest income:

                                         Three Months    Nine Months Ended
                                             Ended
 ($ in thousands)                        September 30      September 30
                                         1997     1996     1997     1996
 Trust fees                            $    281 $    264 $    814 $    813
 Investment advisory fees                   292      299      814      749
 Service charges on deposit accounts        843      862    2,493    2,492
 Credit life insurance commissions          372      334    1,081      975
 Car club revenue                           184      140      455      352
 Official check commissions                 171      123      476      218
 Net gain (loss) on sale of securities      (39)       -       17       34
 Net gain on sale of finance receivables      -        -      337        -
 Other                                      205      239      700      719
                                       -----------------------------------
   Total non-interest income           $  2,309 $  2,261 $  7,187 $  6,352
                                       ===================================

Non-Interest Expenses

Total non-interest expense decreased $616,000, or 7.35 percent, for the third quarter of 1997 compared to the third quarter of 1996. Salaries and benefits increased $207,000 (5.2 percent) primarily as a result of higher incentive compensation expenses related to better performance in 1997. Depreciation and amortization grew $78,000 (14.2 percent) because of the acquisition of the Mayfield, Kentucky branch office of Fifth Third Bank, Kentucky by GCB in May and of the Murray, Kentucky branch office of
Republic Bank and Trust Company by UCB in August and the resultant amortization of premiums associated with the acquired deposits. Data processing costs increased $25,000 or 6.4 percent primarily due to one-time costs associated with the branch acquisitions. FDIC costs declined because of the $560,000 one-time charge taken in the third quarter of 1996. Other expenses decreased $358,000 partially as a result of the implementation of tighter procedures for reconcilements and the reduction in associated miscellaneous write-offs.

For the nine month period ended September 30, 1997, total non-interest expense fell $677,000, or 2.9 percent compared to the first nine months of 1996 as a result of management's continued emphasis on reducing administrative expenses. Salaries and benefits rose 3.2 percent overall, and 1.5 percent exclusive of higher incentive compensation expense. Data processing was up $100,000 (8.5 percent) because of increased volumes and additional services provided in 1997 including one-time charges associated with two branch acquisitions. Supplies decreased $96,000 through cost savings from centralized purchasing. The decrease in FDIC fees was a result of the $560,000 charge mentioned earlier. Advertising decreased $87,000 or 11.2 percent as direct marketing campaigns were emphasized over more costly business acquisition strategies and audit fees decreased $137,000 or 33.1 percent as a result of an accrual adjustment. All other non-interest expenses decreased $301,000 (6.9 percent) primarily from decreases in miscellaneous write-offs.

The following table shows a breakdown of non-interest expense:

                                         Three Months    Nine Months Ended
                                             Ended
 ($ in thousands)                        September 30      September 30
                                         1997     1996     1997     1996
 Salaries and employee benefits        $  4,155 $  3,948 $ 12,205 $ 11,826
 Net occupancy                              362      339    1,073    1,020
 Depreciation and amortization              626      548    1,756    1,656
 Supplies                                   191      194      554      650
 Data processing                            415      390    1,276    1,176
 FDIC assessments                            34      617       66      731
 Franchise tax                              298      303      885      909
 Advertising                                199      197      685      773
 Phone                                      135      143      403      424
 Postage                                    157      144      463      424
 Audit and exam fees                         71      117      277      414
 Special Services                           102      121      334      349
 Travel and entertainment                    98      102      269      266
 Community Development                      102       87      274      260
 Other                                      816    1,127    2,344    2,663
                                       -----------------------------------
      Total Non-interest expense       $  7,761 $  8,377 $ 22,864 $ 23,541
                                       ===================================

The efficiency ratio, defined as non-interest expense divided by tax-equivalent revenue, is a measure of how effective a financial services company is in leveraging its resources to produce revenue. A lower ratio indicates better performance. CBT's efficiency ratio was 55.48 percent for the third quarter of 1997 compared to 65.09 percent for the same period in 1996. For the nine months ending September 30, 1997 and 1996 respectively, the efficiency ratio was 56.25 percent 61.55 percent. For both the three and nine month periods, higher revenues and lower operating expenses in 1997 combined to produce the improved efficiency.

CBT Corporation has performed an investigation of the Year 2000 ("Y2K") automation issue on its processing systems, many of which are provided by third-party vendors. Most major applications have been certified as Century Day Compliant ("CDC"), and plans are in process to address areas that are not CDC. Additionally, a review of all major customers has begun to assess their CDC status and quantify any associated financial impact on the Company.


Income Taxes

CBT's income tax planning is based upon the goal of maximizing long-term, after-tax profitability. Income tax expense is significantly affected by the mix of taxable versus tax-exempt revenues.

The effective income tax rate for the three months ended September 30, 1997 and 1996 was 28.5 percent and 27.0 percent, respectively. The effective income tax rate for the nine months ended September 30, 1997 and 1996 was
29.0 percent and 28.4 percent, respectively. The increase is attributable to the decline of tax-exempt revenue as a percent of total revenue. Management expects the effective tax rate to level off and possibly decline modestly because of additional tax-exempt securities purchased during the third quarter of 1997.

Consolidated Balance Sheet Analysis


Earning Assets

At September 30, 1997, earning assets were $984.9 million, compared with $884.4 million at September 30, 1996. This increase is due to a $39.0 million increase in loans and a $61.5 million increase in securities. Total earning assets at September 30, 1997 consisted of 72.4 percent loans and 27.6 percent securities, while the September 30, 1996 earning asset mix consisted of 76.2 percent loans and 23.8 percent securities. The significant change in mix was caused by two branch acquisitions during 1997 that involved the purchase of virtually no loans. Average earning assets for the first nine months of 1997 were $931.1 million, an increase of 8.1 percent over the first nine months of 1996.


Investment Risk Management

CBT has certain securities in its available for sale portfolio that are classified as derivative securities by banking regulators. At September 30, 1997 and December 31, 1996, respectively, CBT had $1,002,000 and $1,003,000 in derivative securities. These amounts represent 0.6 percent and 0.7 percent of the total securities available for sale at September 30, 1997 and December 31, 1996, respectively. All are guaranteed by government agencies and none have a maturity of over 2 years. Management believes the amount and nature of these securities pose no undue risk to CBT's financial position and there are no plans to acquire additional derivative securities.

CBT board approved the implementation of a security leverage strategy totaling $25 million in July 1997. The Company believes that the current favorable inflation outlook and expected moderate economic growth will result in stable to lower interest rates over the next 3 to 5 years. Given the Corporation's strong capital position, the $25 million position was deemed appropriate. With the favorable spread between borrowing costs and the tax-equivalent yield available during the third quarter, CBT borrowed $25 million of FHLB advances at 5.96 percent (approximately 1.5 years in duration) which it used to purchase tax-exempt municipal securities bearing a tax-equivalent yield of 7.37 percent. Securities purchased mature in approximately fifteen years, are primarily AAA rated, and generally were either par bonds or carried premium coupons. The strategy was fully implemented by September 30, 1997.


Credit Risk Management

CBT manages exposure to credit risk though loan portfolio diversification by customer, industry, and loan type. As a result, there is no undue concentration in any single sector. CBT regularly evaluates economic conditions affecting its lending markets. Economic indicators such as unemployment levels, real estate activity, and bankruptcy filings are evaluated. During the third quarter of 1997, CBT's primary market areas continued to experience favorable unemployment levels while real estate values have softened somewhat. Bankruptcy filings in CBT's markets have continued to increase during 1997, extending the trend started in 1996. Management has considered expected economic trends in assessing the adequacy of the allowance for loan losses and believes that the allowance for loan losses is adequate in light of these trends, among other factors. CBT's credit risk is also diversified by loan type. At September 30, 1997,
30.5 percent of the portfolio consisted of residential real estate and mobile home loans, 40.4 percent of commercial and agricultural loans and
29.1 percent of consumer loans.

Credit risk management also includes monitoring the performance of existing portfolios. CBT has in place a comprehensive internal credit review program to assess the current financial condition and operating performance of significant commercial borrowers.

Loans by type appear below:

($ in thousands)                        September 30  December 31  Sepember 30
                                           1997          1996         1996
Commercial, industrial, and
 agricultural loans                       $220,741    $209,941    $202,732
Residential real estate and mobile
 home loans                                291,538     279,803     273,609
Consumer loans                             209,963     206,998     206,970
                                          --------------------------------
  Total loans                              722,242     696,742     683,311
Less:  Unearned interest                     8,928       9,524       9,015
                                          --------------------------------
  Total loans, net of unearned interest   $713,314    $687,218    $674,296
                                          ================================

CBT continues to classify its loans consistent with current regulatory review results. There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual at September 30, 1997.


Allowance for Loan Losses

At  September 30, 1997, the allowance for loan losses was $9.4 million,  or
1.32 percent of net loans outstanding, compared with $8.2 million, or 1.20 percent at December 31, 1996. The ratio of the allowance for loan losses to non-performing assets was 122.4 percent at September 30, 1997, compared with 111.9 percent at December 31, 1996. Non-performing assets consist of non-accrual loans, loans past-due ninety days or more that are still accruing interest and other real estate owned.

Although it is impossible for any lender to predict future loan losses with complete accuracy, management monitors the allowance for loan losses with the intent to provide for all losses that can reasonably be anticipated based on current conditions. CBT has a comprehensive credit grading system and other internal loan monitoring systems to support this assessment. CBT management maintains the allowance available to cover future loan losses within the entire loan portfolio and believes the allowance for loan losses is adequate at September 30, 1997 based on the current level of non-performing assets and the expected level of future charge-offs.


Non-Performing Assets

The table below presents data on CBT's non-performing assets. As previously defined, non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest and other real estate owned. At September 30, 1997, non-performing assets totaled $7.7 million, or 1.05 percent of net loans and other real estate owned, compared with $7.4 million, or 1.07 percent of net loans and other real estate owned, at December 31, 1996.

($ in thousands)                       September 30 December 31 September 30
                                           1997        1996         1996
  Non-accrual loans                        $  5,631     $ 5,158     $ 5,784
  Restructured loans                              -           -       1,805
  Accruing loans which are
contractually
    past due 90 days or more                  1,878       2,207       1,781
                                           --------------------------------
      Total non-performing loans              7,509       7,365       9,370
  Other real estate owned                       199           -          30
                                           --------------------------------
      Total non-performing assets          $  7,708     $ 7,365     $ 9,400

Although non-performing assets ("NPA's") were lower at September 30, 1997 than one year earlier, the level of NPA's remains much higher than recent historical levels. Management expects NPA's to remain at this or modestly higher levels for the next several quarters until the workout strategies now underway begin to bear fruit.

Funding Sources

Non-Interest Bearing Deposits

Non-interest bearing deposits, which represent a portion of CBT's core deposits, were $73.1 million at September 30, 1997, a $5.5 million decline from December 31, 1996. Average non-interest bearing deposits were $69.5 million for the first nine months of 1997 compared with $65.6 million for first nine months of 1996. Non-interest bearing deposits represented 8.0 percent of CBT's total funding sources at September 30, 1997, compared with
8.5 percent at December 31, 1996. A portion of these deposits were purchased as a part of two branch deposit acquisitions consummated in 1997.


Interest-Bearing Liabilities

Interest-bearing liabilities for CBT consist of certain core deposits, purchased deposits, and other borrowings. At September 30, 1997, interest-bearing liabilities totaled $837.9 million, an increase of $77.7 million over December 31, 1996. The increase is due primarily to a $37.2 million increase in interest-bearing deposits, an $27.1 million increase in Federal funds purchased and securities sold under agreements to repurchase and a $12.5 million increase in Federal Home Loan Bank advances. During May 1997 $30.5 million in interest-bearing deposits were added to GCB through the acquisition of the Fifth Third branch of Mayfield, Kentucky. During August 1997 $14.7 in interest-bearing deposits were added to UCB through the acquisition of the Republic Bank branch of Murray, Kentucky.

Interest-bearing Core Deposits - In CBT's banking subsidiaries, NOW, Money Manager, Individual Retirement and savings accounts, and certificates of deposit under $100,000 are considered core interest-bearing deposits. At September 30, 1997 these deposits accounted for 62.1 percent of CBT's total funding sources compared with 63.9 percent at December 31, 1996.

Purchased Deposits - Purchased deposits, which CBT defines as certificates of deposit with denominations of $100,000 or more and brokered certificates of deposit, decreased $2.1 million or 2.2 percent to $93.5 million from $95.6 million at December 31, 1996. Purchased deposits represented 10.3 percent of CBT's total funding sources at September 30, 1997, compared with
11.39 percent at December 31, 1996. At September 30, 1997, CBT held $11.4 million of brokered certificates of deposit. Management does not plan to offer to renew the brokered certificates of deposit at maturity.

Borrowings - Borrowings include Federal funds purchased, securities sold under agreements to repurchase, US Treasury notes payable, revolving lines of credit, and Federal Home Loan Bank advances. Management views borrowings as a cost-effective alternative to purchased deposits and actively manages CBT's borrowing position to maintain acceptable net interest margins and liquidity. At September 30, 1997, borrowings accounted for 18.6 percent of CBT's total funding sources, compared with
15.3 percent at December 31, 1996. A portion of this position was established to fund the $25 million security leverage strategy noted earlier.

In  July  1997,  CBT Corporation implemented an arbitrage strategy  of  $25
million.   Funding for this strategy was received through  additional  FHLB borrowings at a weighted average cost of 5.96%

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


Interest Rate Risk and Its Measurement

Interest rate risk is the risk that future changes in interest rates will reduce net interest income or the market value of a financial institution. Management uses various measurement tools to monitor CBT's interest rate
risk  position.   One measurement tool is the GAP report, which  classifies
assets and liabilities and their respective yields and costs in terms of maturity or repricing dates. While considerable judgment is necessary to appropriately classify certain balance sheet items that have no contractual maturity or repricing dates, the GAP report provides management a basic measure of interest rate risk. CBT monitors the GAP position of each subsidiary individually (FCC is included with Citizens), as well as on a
consolidated  basis.   The asset and liability management  policy  at  each
subsidiary specifies targets based primarily on the one year cumulative GAP
position  in  conjunction  with  a  market  volatility  risk  analysis   At
September 30, 1997 the one year cumulative interest rate GAP, defined as the ratio of rate sensitive assets to rate sensitive liabilities, was .80, while at December 31, 1996, the one year cumulative interest rate GAP was
 .99.   The  change  was  primarily the result  of  an  investment  strategy implemented as a result of two branch deposit acquisitions and the security
leverage  strategy.   Exclusive  of  that,  the  GAP  is  within  corporate
guidelines.   A GAP of less than one indicates that, over the time  horizon measured, more liabilities will reprice than assets.

GAP as an interest rate risk measurement tool has several limitations: it is a static measurement; it requires the establishment of an subjective time horizon; and it does not capture basis risk or risk that varies non-proportionally with rate movements. Because of such limitations, CBT supplements its use of GAP with a computer model to estimate the impact of various parallel shifts in the yield curve on net interest income under a variety of interest rate scenarios. CBT's management believes the two approaches compliment each other in understanding the impact of changes in interest rates on the financial performance and condition of CBT. Based on modeling using September 30, 1997 data, CBT would expect its net interest income to change no more than 6.0 percent under a 200 basis point parallel shift up or down of the yield curve, a level of risk management deems appropriate. Management expects the GAP as currently measured to generally fall between .80 and .90 and thinks that this level of interest rate risk exposure is warranted given its current balance sheet mix, capital position and interest rate outlook.


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


Capital Management

CBT management believes that a strong capital position is vital to continued profitability and promotes depositor and investor confidence. CBT bank subsidiaries are required to maintain capital levels sufficient to qualify for "well capitalized" status with banking regulators and to meet anticipated growth needs. Retained earnings and capital infusions from the parent are the primary sources of new capital for subsidiaries. Net income of subsidiaries in excess of capital requirements is available to CBT in the form of dividends and is used primarily to pay corporate dividends and to infuse other subsidiaries with capital, as required.

The   following   analysis   shows  comparisons  between   the   regulatory
requirements for "well capitalized" institutions and the actual capital position of CBT:

                                         Well
                                     Capitalized    Actual      Excess
 September 30, 1997
   Leverage Ratio (Equity to               5.00%      11.13%       6.13%
 Assets)
   Tier 1 Risk-Based                       6.00%      16.07%      10.07%
   Total Risk-Based                       10.00%      17.32%       7.32%


 December 31, 1996
   Leverage Ratio (Equity to               5.00%      11.36%       6.36%
 Assets)
   Tier 1 Risk-Based                       6.00%      16.05%      10.05%
   Total Risk-Based                       10.00%      17.30%       7.30%

Because of solid performance and conservative capital management, CBT has consistently maintained a strong capital position. These ratios compare favorably with industry standards and CBT's peers.

The Corporation occasionally repurchases and retires common stock. All repurchases are done in non-block sizes (less than 5,000 shares) and are accomplished to meet internal needs (e.g. 401(k), stock generally options). For the nine month period ended September 30, 1997, 5,000 shares had been repurchased at an aggregate price of $118,000.

For the nine month period ended September 30, 1997, CBT's shareholders' equity, exclusive of the unrealized loss on securities available for sale (net of deferred tax) and stock repurchases, grew $6.4 million. CBT's internal capital growth rate (ICGR) for the nine months ended September 30, 1997 was 6.4 percent. The ICGR represents the rate at which CBT's shareholders' equity grew as a result of earnings retained (net income less dividends paid).

CBT declared a $0.13 per share dividend in the third quarter of 1997 identical to the amount declared one year ago. This brings the total dividends per share to $0.39 through 9/30/97. The dividend payout ratio for the first nine months of 1997 was 32.2 percent of net income, which was within management's general payout guideline of 25 to 35 percent.

Management is currently not aware of any recommendation by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations. Management is also not aware of any events or uncertainties that will have or that are reasonably likely to have a material impact on CBT's liquidity, capital resources or operations.


Market Data

At September 30, 1997, CBT had issued and outstanding 7,862,627 shares of common stock held by approximately 1,455 shareholders of record. Shareholders received cash dividends for each share of common stock on a quarterly basis in 1996 and 1997.

CBT Corporation common stock is traded on the NASDAQ National Stock Market under the symbol CBTC.

The following table summarizes common stock prices and cash dividends declared in 1997 and 1996. The price information reflects the range of prices for CBT Corporation common stock as reported by NASDAQ.

                                         Price
 Quarter                          High          Low      Dividends
 September 30, 1997                25.63         21.00        0.13
 June 30, 1997                     24.50         20.25        0.13
 March 31, 1997                    26.50         20.50        0.13
 December 31, 1996                 28.00         21.00        0.13
 September 30, 1996                23.50         20.00        0.13
 June  30, 1996                    24.25         21.50        0.12
 March 31, 1996                    24.50         21.50        0.12

Recently Issued Accounting Standards

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (FAS 128) which establishes new standards for calculating and presenting earnings per share disclosures. The Corporation will be required to adopt the provisions of FAS 128 at year-
end  1997.   Under FAS, basic and diluted earnings per share for the  third quarter and nine months ended September 30, 1997 and 1996 respectively were as follows:

                                 Three Months        Nine Months
                                    Ended               Ended
(in thousands)                   September 30       September 30
                                1997     1996      1997     1996
Net Income                     $ 3,191  $ 2,454   $ 9,525  $ 8,584

Weighted average common
shares outstanding             7,862.6  7,866.5   7,859.0  7,907.4

Adjustments for dilutive
securities:
   Assumed exercise of
outstanding stock options         44.2     55.4      56.4     64.6
                               -----------------------------------
   Diluted common shares       7,906.8  7,921.9   7,915.4  7,972.0

Earnings per common share:
   Basic                       $  0.41  $  0.31   $  1.21  $  1.09
   Diluted                     $  0.40  $  0.31   $  1.20  $  1.08

Also in February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," (FAS 129) which codifies existing disclosure requirements regarding capital structure. FAS 129 will be required to be adopted at year-end 1997 and is not expected to have a material impact on the Corporation's current capital structure disclosures.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (FAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 requires disclosures of the components of comprehensive income and the accumulated balance of other comprehensive income within total stockholders' equity. FAS 131 requires disclosure of selected information about operating segments including segment income, revenues and asset data. Operating segments, as defined in FAS 131, would include those components for which financial information is available and evaluated regularly by the chief operating decision makers in assessing performance and making resource allocation determinations for operating components such as those which exceed 10 percent or more of combined revenue, income or assets. The Corporation will be required to adopt the provisions of FAS 130 and FAS 131 in 1998. The standards are not expected to have a material impact on the Corporation's consolidated financial statements.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders

            (a) No matters were submitted to a vote by Security Holders during the three months ended September 30, 1997.

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


                              CBT CORPORATION


DATE: Nov. 14, 1997                     SIGNED: /s/ Paula J. Laird
                                        Paula J. Laird
                                        Vice President and Controller

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

27             Financial Data Schedule                                 25 - 26

**    Denotes  management contracts or compensatory plans  or  arrangements required to be
filed as exhibits to this Form 10-Q.

                                EXHIBIT 27

                          FINANCIAL DATA SCHEDULE
                       (filed in electronic format)
                                    FOR
                              CBT CORPORATION

                           For the Period Ended
                            September 30, 1997




