Form 10-K
period 1997-12-31
CBT CORP /KY/
filed 1998-04-03
CIK 719227

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934.    FOR THE FISCAL
                            YEAR ENDED DECEMBER 31, 1997

                                  OR
         _____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.  FOR THE TRANSITION PERIOD FROM
          ________TO________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.
YES              NO

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

State the aggregate market value of the voting stock held by non-affiliates of the registrant - at March 25, 1997, $229,452,035
(assumes,   solely   for  purposes  of  this  computation,   that   all
shareholders, other than directors and executive officers,, are non-affiliates). Indicate the number of shares outstanding of each of the issuer's classes of common stock - as of March 25, 1997, 7,863,626 shares.

[CAPTION]

                    This filing contains 102 pages.

                           TABLE OF CONTENTS

     PART I                                                         PAGE

     Item 1.  Business                                                3
     Item 2.  Properties                                             13
     Item 3.  Legal Proceedings                                      13
     Item 4.  Submission of Matters to a Vote of Security Holders    13

     PART II

     Item 5.  Market for the Registrant's Common Stock               13
              and Related Stockholder Matters
     Item 6.  Selected Financial Data                                13
     Item 7.  Management's Discussion and Analysis of Financial      14
              Condition and Results of Operations
     Item 7a. Quantitative and Qualitative Disclosures about
              Market Risk                                            23
     Item 8.  Financial Statements and Supplementary Data            23
     Item 9.  Changes In and Disagreements with Accountants          46
              on Accounting and Financial Disclosure
     Item 10. Section 16(a) Benefical Ownership Reporting
              Complaince                                             48

     PART III

     Item 10. Directors and Executive Officers of the Registrant     48
     Item 11. Executive Compensation                                 49
     Item 12. Security Ownership of Certain Beneficial Owners and    55
              Management
     Item 13. Certain Relationships and Related Transactions         57

     PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on 58
              Form 8-K

     SIGNATURES                                                      60
     EXHIBIT INDEX                                                   62








This Annual Report on Form 10-K contains statements relating to future results of CBT Corporation ("CBT or the "Corporation") that are considered "forward-looking" within the meaning of the Private Securities Litigation and Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Corporation's markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed from time to time in the filings of the Corporation with the Securities and Exchange Commission.

PART I
ITEM 1.  BUSINESS

CBT Corporation ("CBT" or the "Corporation"), is a multi-bank holding corporation, registered under the Bank Holding Company Act of 1956 ("the Act"), as amended. It was organized under the laws of the Commonwealth of Kentucky in March 1983. CBT maintains its principal headquarters in Paducah, Kentucky. It is the parent company of four banks, the Bank of Marshall County ("BMC"), Citizens Bank & Trust Company ("Citizens"), Graves County Bank ("GCB"), and Pennyrile Citizens Bank and Trust Company ("PCB"), and one federal savings bank, United Commonwealth Bank, FSB ("UCB"). Fidelity Credit Corporation ("FCC"), a consumer finance company, is a wholly-owned subsidiary of Citizens. United Commonwealth Service Corporation ("UCSC"), which provides brokerage services to customers, is a wholly-owned subsidiary of UCB. CBT provides financial services primarily in western Kentucky through its 18 bank locations, with the consumer finance company having 27 locations throughout Kentucky. At December 31, 1997, CBT had total consolidated assets of $1,078.5 billion, total loans net of unearned interest of $722.0 million and total stockholders' equity of $120.1 million. CBT had 433 full-time equivalent employees at December 31, 1997.

CBT  offers its products through direct mail as well as through its  45
locations.   To meet the data processing needs of its banks,  CBT  uses the services of a third party vendor.

CITIZENS BANK & TRUST COMPANY OF PADUCAH

Citizens was authorized to commence business in 1888 and conducts a general banking business encompassing most of the services, both commercial and consumer, which banks may lawfully provide, including the acceptance of demand, savings, and time deposits; the making of commercial, consumer, mortgage and credit card loans; personal and corporate trust services, safe deposit facilities, and correspondent banking services. Additional services include providing brokerage services through a strategic alliance with J C Bradford & Co., a Nashville, Tennessee-based regional brokerage firm. While primarily serving customers in the Paducah and McCracken County area, Citizens' market area also includes several other counties in western Kentucky and nearby southern Illinois. At December 31, 1997 before intercompany eliminations, Citizens had total assets of approximately $637.5 million.

Citizens conducts business in its principal office at 333 Broadway, Paducah, Kentucky and in 5 branches located within McCracken County.

Citizens is also the sole shareholder of Fidelity Credit Corporation, described below.

FIDELITY CREDIT CORPORATION

FCC, a Kentucky corporation, engages in the business of making consumer loans, both secured and unsecured. FCC operates under the Consumer Loan Act and Industrial Loan Act of Kentucky. In addition to its corporate office in Paducah, FCC operates 27 offices throughout Kentucky.

FCC's operations are primarily financed by short and long-term borrowings from two regional institutions. In 1996, Citizens provided a portion of FCC's short term funding. CBT guaranteed a portion of FCC's borrowings from the regional institutions. At December 31, 1997, before intercompany eliminations, FCC had total assets of approximately $34.9 million.


PENNYRILE CITIZENS BANK AND TRUST COMPANY

PCB, organized in 1976, is a full-service commercial bank which provides services similar to that of Citizens. PCB's principal office is located at 2800 Fort Campbell Boulevard in Hopkinsville and has three additional branches located within Christian County. At December 31, 1997, before intercompany eliminations, PCB had total assets of approximately $88.2 million.


BANK OF MARSHALL COUNTY

BOMC, organized in 1903, is a full service commercial bank which provides services similar to that of Citizens. BMC's principal office is located in Benton, Kentucky and it has two branches located in Draffenville and Gilbertsville, Kentucky. At December 31, 1997, before intercompany eliminations, BMC had total assets of approximately $166.6 million.

GRAVES COUNTY BANK

GCB, organized in 1898, is a full service commercial bank which provides services similar to that of Citizens. GCB has four locations in Graves County, Kentucky and maintains its main office in Mayfield, Kentucky. At December 31, 1997 GCB had assets, before inter-company eliminations, of $90.2 million.


UNITED COMMONWEALTH BANK, F.S.B.

UCB, located in Murray, Kentucky, is a federal savings bank chartered on September 8, 1992 and opened on September 14, 1992. UCB provides the full range of banking activities typically associated with a commercial bank. In the fourth quarter of 1995, UCB formed UCSC, a wholly-owned subsidiary, for the purposes of providing brokerage services to customers through the J. C. Bradford alliance. At December 31, 1997, UCB had assets, before intercompany eliminations, of $88.3 million.


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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") removed state law barriers to interstate bank acquisitions and, effective June 1, 1997, permits the consolidation of interstate banking operations. Under the Interstate Banking Act, adequately capitalized and managed bank holding companies may now acquire banks in any state, subject to CRA compliance, compliance with federal and state antitrust laws and deposit concentration limits, and subject to any state laws restricting the acquisition of a bank that has not been in existence for a minimum time period (up to five years). In addition, the Interstate Banking Act also permits any bank that is controlled by a bank holding company to act as agent for any affiliated financial institution in deposit and loan transactions, regardless of whether the institutions are located in the same or different states. The Interstate Banking Act's interstate branching provisions became operative on June 1, 1997, although any state can, prior to that time, adopt legislation to accelerate interstate branching or prohibit it completely. Effective June 1, 1997, subject to the receipt of prior regulatory approval, the interstate branching provisions and implementing Kentucky legislation permits Kentucky banks to merge across state lines, provided the acquired bank has been in existence for at least five years and a 15% deposit concentration limit is not exceeded.

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

The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends upon whether
the   institution   in  question  is  considered  "well   capitalized",
"adequately    capitalized",    "undercapitalized"    or    "critically
undercapitalized".   At  December 31, 1996,  all  of  the  subsidiaries
exceeded the required ratios for classification as "well capitalized." Generally, as an institution is deemed to be less well capitalized, the
scope  and  severity of the agencies' powers increase.   The  agencies'
corrective powers can include, among other things, requiring an insured financial institution to adopt a capital restoration plan which cannot
be  approved  unless guaranteed by the institution's   parent   holding
company; placing limits on asset growth and restrictions on activities; placing restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; prohibiting the institution from accepting deposits from correspondent banks; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the
institution.  Business  activities  may  also  be  influenced   by   an
institution's  capital  classification.  For  instance,  only  a  "well
capitalized"  depository  institution  may  accept  brokered   deposits
without regulatory approval and an "adequately capitalized" depository institution may accept brokered deposits only with prior regulatory
approval.   For additional information about capital for  CBT  and  its principal subsidiaries, see Note 9 on page 37 of this document.

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

STATISTICAL INFORMATION

Table 1
SELECTED FINANCIAL DATA SUMMARY, LAST FIVE YEARS
($ in thousands except per common share data)

                              1997    1996     1995    1994    1993

RESULTS OF OPERATIONS:
  Net interest income   $  43,368 $ 41,404 $ 40,174 $  38,696  $ 33,598
  Provisions for loan
   losses                   4,088    2,883    1,106     1,361     1,366
  Net interest income
   after provision
   for loan losses         39,280   38,521   39,068    37,335    32,232

  Non-interest income       9,462    8,697    7,904     6,649     6,330
  Gain on sale of finance
   receivables                337      -         -        -         553
  Gain (loss) on sale of
   securities                  22       35      268      (136)      134
  Non-interest expense     31,054   30,982   30,475    28,129    25,236
  Income before income     18,047   16,271   16,765    15,719    14,013
   taxes
  Income taxes              5,201    4,646    4,741     4,233     3,565
  Net income             $ 12,846  $11,625  $12,024  $ 11,486  $ 10,448
PER COMMON SHARE DATA:
  Net income
    Primary              $   1.63     1.48     1.52      1.45      1.32
    Diluted                  1.62     1.47     1.51      1.44      1.31
  Cash dividends             0.52     0.50     0.46      0.43      0.39
  Book value per
   common share at
   year-end (a)             15.27    14.02    13.20     11.52     11.19
AVERAGES:
  Asse                 $1,000,558 $920,592  $881,556 $838,608  $755,936
  Deposits and corporate
   cash management
   repurchase agreements  769,073  706,831   699,213  689,671   634,258
  Loans, net              699,220  656,007   631,216  567,182   481,664
  Stockholders' equity    115,264  107,847   100,999   92,495    84,914

PERFORMANCE RATIOS
  Return on average
   assets (b)               1.28%    1.26%     1.36%    1.37%     1.38%
  Return on average
   stockholders'
   equity (b)              11.14    10.78     11.91    12.42     12.30
  Average stockholders'
   equity to average
   assets                  11.52    11.71     11.46    11.03     11.23
  Dividend pay out ratio   31.83    33.84     30.28    28.63     23.19
  Net charge-offs to
   average loans            0.43     0.85      0.26     0.15      0.04
  Allowance for loan losses
   as a percentage of
   year-end loans           1.26     1.20      1.71     1.87      2.10
  Net interest margin (tax
   equivalent)              4.76     4.91      4.96     5.04      4.88

(a) Includes SFAS 115.
(b) Excludes SFAS 115.

Table 2
ANALYSIS OF CHANGES IN NET INTEREST INCOME
(tax equivalent basis, $ in thousands)

                               1997 vs 1996         1996 vs 1995
                              Attributed to         Attributed to
                                          Total                 Total
                                         Dollar                 Dollar
                           Volume  Rate  Change  Volume    Rate Chang
Interest income on:
Loans, net               $  4,223  $  89  $4,312  $2,419 $ (933) $1,486
Taxable investment
 securities                 1,288    176   1,464     326    (76)    250
Tax-exempt investment
 securities                   905    197   1,102     529   (254)    275
Federal funds sold and
 other                        161      7     168     (71)   (15)    (86)
Total interest income       6,577    469   7,046   3,203  (1,278) 1,925

Interest expense on:
Deposits                    2,265    919   3,184     340    (402)   (62)
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase                  257    176     433     168   (187)    (19)
 Other                        586    172     758   1,188   (452)    736
   Total interest
    expense                 3,108  1,267   4,375   1,696 (1,041)   (655)
Net interest income      $  3,469 $ (798) $2,671  $1,507 $ (237) $1,270

  Note: For purposes of this schedule, changes which are not due solely to volume or solely to rate have been allocated to rate.

Table 3
THREE YEAR AVERAGE BALANCE AND NET INTEREST  ANALYSIS
(tax equivalent basis, $ in thousands)

           1997                       1996                     1995
 Average  Interest  Yield   Average  Interest Yield  Average  Interest Yield
 Balance   & Fees   /Rate   Balance   & Fees  /Rate  Balance  &  Fees  /Rate
ASSETS
Earning Assets
  Loans, net (1)
$  699,220 $ 68,331   9.77% $656,007   $64,019   9.76% $631,216 $62,533  9.91%
  Taxable investment securities
    72,294   4,882    6.75    69,017     4,546   6.59    55,481   3,633  6.55
  Tax-exempt securities
    71,115   6,019    8.46    60,425     4,917   8.14    53,921   4,642  8.61
  Mortgage-backed securities
    99,463   6,525    6.56    83,203     5,397   6.49    91,925   6,060  6.59
  Federal funds sold & other
     3,666     201    5.48       721        33   4.58     2,267     119  5.25
Total earning assets
   945,758   85,958   9.09   869,373    78,912   9.08%  834,810  76,987  9.22%
Non-earning assets
 Cash and due from banks
    28,022                    30,139                     28,614
 Premises & equipment net
    18,261                    12,173                     17,584
 Other
    17,584                    12,173                     12,106
 Allowance for loan losses
    (9,067)                   (9,690)                   (11,412)
Total assets
$1,000,558                 $ 920,592                  $ 881,556

LIABILITIES AND
STOCKHOLDERS'
EQUITY
 Demand deposits
$  154,794   $  4,845   3.13 $ 136,383   $ 3,584 2.63% $ 139,551  $ 4,374 3.13%
 Time deposits
   446,719     25,964   5.81   418,311    24,048 5.75    411,016   23,545 5.73
 Savings
    50,819      1,663   3.27    49,649     1,656 3.34     46,769    1,656 3.06
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase
    53,276     2,389   4.48    47,541     1,956 4.11     43,457    1,975 4.54
 Other
    92,428     5,756   6.22    83,023     4,998 6.02     63,286    4,262 6.74
Total interest-bearing liabilities
   798,03     40,617   5.09  734,9079    36,242 4.93%   704,079   35,588 5.10
 Other borrowings
  Demand deposits
    70,494                     67,044                    66,554
  Other liabilites
    16,764                     11,285                     9,434
Total liabilities
   885,294                    812,746                   780,557
Total stockholders' equity
   115,264                    107,846                   100,999
Total liabilites and
 and stockholers' equity
$1,000,558                   $920,592                  $881,556
Net  interest income
            $45,341                      $42,670                  $41,399
Net  interest margin
                       4.79%                    4.91%                     4.96%


  (1) Non-accruing loans are included in the average balances.

Table 4
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES HELD TO MATURITY
DECEMBER 31, 1997
($ in thousands)


                                                                   Estimted
                                   Amortized Cost                      Fair
                                                                     Market
                          Within    1-5    5-10    After
                          1Year    Years   Years   10 Years  Total   Total
                          Year
U. S. Government agency
 obligations              $ 500   $  153       -        -    $    653  $   662
State and other
 political subdivisions     421    3,461   22,485  33,126      59,493   62,561
  Total                   $ 921   $3,614  $22,485 $33,126    $ 60,146  $63,223
Weighted average tax
 equivalent yield          7.63%   10.05%    9.31%   8.07%        .64%    8.67%


MATURITY DISTRIBUTION OF INVESTMENT SECURITIES AVAILABLE FOR SALE
DECEMBER 31, 1997
($ in thousands)

                                                                      Estimated
                                    Amortized Cost                         Fair
                          Within   1-5     5-10     After      Total      Total
                          1 Year   Years   Years    10 Years
U. S. Treasury
 securities               $ 2,995  $ 1,620 $     -   $     - $  4,615 $  4,624
U. S. Government
 agency obligations         1,301   13,151  23,335    16,000   53,787   53,911
State and other
 political subdivisions         -      809   1,699    25,819   28,327   28,811
Mortgaged backed              848    3,880  18,752    80,854  104,334  105,316
Structured bonds              200        -       -         -      200      200
De-leveraged bonds            500        -       -         -      500      501
FHLB stock and other           -         -     100    10,460   10,560   10,560
   Total                  $ 5,844  $19,460 $43,886  $133,133 $202,323 $203,923
Weighted average tax
  equivalent yield          5.88%    6.74%   6.92%     7.11%    7.00%    7.00%

All mortgage-backed securities met the FFIEC stress test guidelines at December 31, 1997 and 1996. The average expected maturities of such securities is approximately 3 years.

Table 5
LOAN PORTFOLIO AT DECEMBER 31, FIVE YEAR SUMMARY
($ in thousands)

                             1997      1996        1995     1994     1993
Commercial, industrial,
 & agricultural loans    $243,801  $226,115   $216,528  $230,018  $180,426

Residential real estate
 & mobile home loans      294,270   279,803    253,555   240,850   222,867
Installment loans         202,609   190,824    184,775   155,829   130,457
 Total loans              740,680   696,742    654,858   626,651   533,750
Less:  unearned interest    9,486     9,524     10,197    10,643     9,565
   Loans, net            $731,194  $687,218   $644,661   $616,00  $524,185

Table 6
COMPOSITION OF LOAN PORTFOLIO AT DECEMBER 31, BY TYPE
($ in thousands)

                                   1997   1996   1995   1994  1993
Commercial, industrial, &
 agricultural loans                  33%    33%    33%    37%   34%
Residential real estate &
 mobile home loans                   40     40     39     38    42
Installment loans                    27     27     28     25    24
  Total                             100%   100%   100%   100%  100%


Table 7
NON-PERFORMING ASSETS - DECEMBER 31
($ in thousands)
                           1997    1996    1995    1994   1993

Non-accrual loans        $5,533  $5,158  $4,059  $1,806  $  759
Ninety days past due      1,643   2,207     785     494     298
Other real estate owned     275       -      30       7     128
  Total non-performing
    assets               $7,451  $7,365  $4,874  $2,307  $1,185
Non-performing assets as
 a % of total loans and
 other real estate owned  1.02%   1.07%   0.77%   0.37%   0.23%


Table 8
ALLOWANCE FOR LOAN LOSSES
($ in thousands)
                               1997     1996      1995      1994      1993
Balance, beginning
  of year                  $  8,243 $ 11,004  $ 11,533  $ 10,998  $ 10,022
Loans Charged-Off:
  Commercial                  1,015    3,956       687       488       283
  Residential                   330      131       159        33        32
  Consumer                    2,423    2,072     1,150       734       518
 Total                        3,768    6,159     1,996     1,255       833
Recoveries on Charged-Off
 Loans:
  Commercial                    390      154       122       245       352
  Residential                    22        2        23        20        61
  Consumer                      320      359       210       164       207
 Total                          732      515       355       429       620
Net Charge-Offs               3,036    5,644     1,641       826       213
Provision for Loan Losses     4,088    2,883     1,106     1,361     1,366
Adjustments related to
 purchase/sale of
 finance receivables            (52)       0         6         0      (177)
Balance, end of year       $  9,243  $ 8,243  $ 11,004  $ 11,533  $ 10,998
Average loans for
 the year                  $699,220 $656,007  $631,216  $567,182  $481,664
Allowance/ year-end loans      1.26%    1.20%     1.71%     1.87%     2.10%
Net charge- offs/average
 loans                         0.43%    0.86%     0.26%     0.15%     0.04%



Table 9
MANAGEMENT'S ALLOCATION OF ALLOWANCE FOR LOAN LOSSES -
DECEMBER 31, 1997
($ in thousands)
               1997       1996      1995       1994       1993
Commercial $  3,039   $  3,003  $  4,834   $  3,724   $  3,359
Residential   1,234      1,260     1,425      1,500      1,488
Consumer      3,487      3,011     2,750      2,559      2,486
Unallocated   1,483        969     1,995      3,750      3,665
  Total    $  9,243   $  8,243  $ 11,004   $ 11,533   $ 10,998


<CAPTON>
Table 10
CONTRACTUAL LOAN MATURITIES AND INTEREST SENSITIVITY
($ in thousands)
                     One Year    One Through   Over     Total
                      or Less    Five Years    Five     Gross
                                               Years     Loans
Commercial          $ 133,417    $  78,574  $ 31,810 $ 243,801
Residential            53,200       56,886   184,184   294,270
Consumer               79,629      119,429     3,551   202,609
   Total            $ 266,246      254,889   219,545   740,680
Loans with fixed
 rates              $ 117,063      155,826    31,300   304,189
Loans with floating
 rates                149,183       99,063   188,245   436,491
   Total            $ 266,246      254,889   219,545   740,680


Table 11
AVERAGE DEPOSITS AND CORPORATE CASH MANAGEMENT REPURCHASE AGREEMENTS
($ in thousands)
                                 1997      1996      1995      1994      1993
Savings, daily
  interest checking          $147,887  $146,393  $140,212  $144,408  $132,927
Money market accounts and
 corporate cash management
 repurchase agreements        103,975    75,573    80,941    90,118    82,814
Certificates of deposit        90,066    75,426    68,664    67,299    62,314
 $100,000 and over
Other time deposits           356,651   342,885   342,351   323,847   298,208
 Total interest bearing
  deposits                    698,579   640,277   632,168   625,672   576,263
Demand deposits                70,494    66,554    67,045    63,999    57,995
   Total deposits and
    corporate cash management
    repurchase agreements    $769,073  $706,831  $699,213  $689,671  $634,258


Table 12

  CERTIFICATES OF DEPOSIT OF $100,000 OR MORE - DECEMBER 31
  ($ in thousands)
                                1997     1996
3 months or less           $  20,333 $ 15,508
3 - 6 months                  12,349   13,435
6 - 12 months                 21,941   29,700
Over 12 months                22,221   27,342
  Total                    $  76,844 $ 85,985

ITEM 2.  PROPERTIES

The executive and administrative offices of CBT and the main office of Citizens consists of six floors of the ten story building known as Citizens Bank Building, which is located in downtown Paducah, Kentucky with a street address of 333 Broadway. Citizens owns the Citizens Bank Building and properties on which all its branches are located. PCB, GCB, and BMC own their respective main offices and land. All other branch locations of Citizens and CBT subsidiaries as well as the main office of UCB are owned by CBT. BMC owns a building adjacent to its main office that houses the deposit operations function for CBT. Because of the nature of FCC's business, it generally maintains offices with a limited square footage, often in strip shopping centers. For these reasons and to give it maximum flexibility, FCC leases all of its locations under short term leases (generally three to five years) with annual aggregate lease payments of approximately $375,000.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART 11
ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

At March 25, 1998, CBT had issued and outstanding 7,863,627 shares of common stock. The approximate number of record holders as of March 25,1998 was 1,412.

CBT Corporation common stock is traded on the NASDAQ National Market under the symbol CBTC.

The following table summarized transactions in common stock and cash dividends declared in 1997 and 1996. The trading price information reflects the range of actual closing sales prices for CBT Corporation common stock as reported to NASDAQ.

                          Market Value        Cash
                         Low       High    Dividends
1st Quarter 1997        $ 20.50   $ 26.50     $0.13
2nd Quarter 1997          20.25     24.50      0.13
3rd Quarter 1997          21.00     25.63      0.13
4th Quarter 1997          23.50     32.75      0.13

1st Quarter 1996        $ 21.50   $ 24.50     $0.12
2nd Quarter 1996          21.50     24.25      0.12
3rd Quarter 1996          20.00     23.50      0.13
4th Quarter 1996          20.00     28.00      0.13

CBT Corporation has not engaged in the purchase or sale of any unregistered securities during 1997.


ITEM 6.  SELECTED FINANCIAL  DATA

The information required by this item appears in Part 1. Item 1. Statistical Information and in Part II. Item 8. Financial Statements and Supplementary Data and is incorporated herein by reference.

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

CBT reported net income of $12,846,000 in 1997, an increase of 10.5 percent compared to earnings of $11,625,000 in 1996 and a 6.8 percent increase over earnings of $12,024,000 in 1995. Net income per share was $1.63 in 1997, compared with $1.48 in 1996 and $1.52 in 1995.

Return on average equity was 11.14 percent in 1997, compared with 10.78 percent for 1996 and 11.91 percent for 1995. Return on average assets was 1.28 percent for 1997 compared with 1.26 percent for 1996 and 1.36 percent for 1995.


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

In 1997, tax-equivalent net interest income provided 82.2 percent of CBT's tax-equivalent revenue, compared with 83.0 percent in 1996 and
83.5 percent in 1995. Total tax-equivalent net interest income was $45,341,000 in 1997, a 6.3 percent increase over the $42,670,000 reported in 1996. Growth in tax-equivalent net interest income over 1996 was due to an 8.8 percent growth in average earning assets, which was partially offset by a 12 basis point decline in net interest margin. The growth in average earning assets was caused by a 6.6 percent increase in average loans and a 14.2 percent growth in average securities in 1997 compared to 1996. Average consumer loans grew 6.7 percent in 1997 over 1996, while average commercial loans increased 3.2 percent and average residential real estate loans increased 9.0 percent year-over-year. Average taxable securities, exclusive of mortgage-backed instruments, increased 4.7 percent in 1997 compared to 1996, while average tax-exempt securities grew 17.7 percent for the same period. Average mortgage-backed securities increased 19.5 percent in 1997 compared to 1996.

The 1996 increase in tax-equivalent net interest income of 3.0 percent over the $41,399,000 reported in 1995 was due to a 4.1 percent growth in average earning assets offset in part by a 5 basis point decrease in net interest margin.

Net interest margin, the ratio of tax-equivalent net interest income divided by average earning assets, was 4.79 percent in 1997, compared with 4.91 percent in 1996 and 4.96 percent in 1995. The following schedule presents yields and rates on key components of interest income and interest expense which determine the net interest margin:

                          For the year ended December 31,
                                1997        1996        1995
Yields/Costs
Securities                      7.17%       6.99%       7.12%
Loans (including fees)          9.77        9.76        9.91
Federal funds sold/other        5.48        4.58        5.25
Earning assets                  9.09        9.08        9.22

Interest-bearing                4.98        4.85        4.91
 deposits
Borrowings                      5.59        5.33        5.84
Interest-bearing                5.09        4.93        5.05
 liabilities

Net interest rate spread        3.76        4.15        4.17
Net interest margin
 including fees                 4.79        4.91        4.96

The decline in net interest margin between 1997 and 1996 was caused by higher funding costs. Loan yields were virtually flat comparing 1997 to 1996. Increased competition and non-accrual loans drove interest related loan yields down 3 basis points while loan related fees improved the overall yield by 4 basis points. Another mitigating factor was higher security yields. Also affecting the net interest margin was the increase in 1997 of the securities portfolio as a percent of total earning assets. While security yields were improved, they still lagged behind loan yields and as securities have assumed a more prominent position in CBT's earning asset mix, net interest margin was adversely affected. The decrease in net interest margin in 1996 compared to 1995 reflects lower earning asset yields, which dropped 14 basis points, partially mitigated by lower interest-bearing liability costs, which fell 12 basis points. A portion of the decline in loan yields was a result of increased non-accrual loans in 1996 compared to 1995.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the current period cost associated with maintaining adequate reserves for the credit risk inherent in CBT's loan portfolio. The consolidated provision for loan losses was $4,088,000 in 1997, a 41.8 percent increase from the $2,883,000 provision level in 1996 and a 269.6 percent increase from the $1,106,000 provision level in 1995. The provision for loan losses was 0.58 percent of average loans in 1997, compared with 0.44 percent in 1996 and 0.18 percent in 1995. The increase in the amount of provision for loan losses in 1997 and 1996 compared with 1995, reflects the significant increase in loan charge-offs in 1997 and 1996, principally related to two commercial accounts and increased consumer loan charge-offs experienced during the period.

Net  loan  losses  were  $3,036,000 in 1997, $5,644,000  in  1996,  and
$1,641,000 in 1995. Net loan losses as a percent of average loans  were
0.43 percent in 1997, compared to 0.85 percent in 1996 and 0.26 percent in 1995. The decrease in net loan losses in 1997 and 1995 as compared to 1996 was primarily due to charge-offs on two commercial credits totaling $3.6 million experienced in 1996. Consumer loan losses have increased over the last two years.

Non-Interest Income

Non-interest income represented 17.8 percent of CBT's tax-equivalent revenue in 1997, compared with 17.0 percent in 1996 and 16.5 percent in 1995. Consolidated non-interest income increased 12.5 percent in 1997 to $9,821,000. Non-interest income was enhanced by sales of finance receivables by FCC that generated $337,000 in gains. Exclusive of asset sales, non-interest income increased 8.8% in 1997 over 1996.
Trust fees decreased 6.0 percent to $1,067,000 compared to 1996. Investment advisory fees increased 20.9 percent to $1,180,000 in 1997 compared to $976,000 in 1996. Increased business volume was primarily responsible for this increase. Service charges on deposit accounts remained virtually unchanged at $3,338,000 compared to the 1996 total of $3,341,000. Direct consumer loan growth pushed credit-related insurance fees up 11.3 percent in 1997 to $1,480,000 over the 1996 total of $1,330,000. Car club revenue (included in Other fee income) increased $116,000 or 20.0 percent led by the performance at the consumer finance company. The $266,000 (70.1%) increase in official check commissions (also included in Other fee income) shows the impact of a full twelve months of higher volumes for this service. Other fees grew 10.4 percent to $1,057,000 compared to 1996 other fees of $957,000.

(in thousands)

                         For the year ended
                           December 31           Change
                            1997     1996      Amount   Percent
Trust fees                $ 1,067  $ 1,135  $   (68)    (6.0)%
Investment advisory fees    1,180      976      204     20.9
Service charges on
 deposit accounts           3,338    3,341       (3)    (0.9)
Insurance commissions       1,480    1,330      150     11.3
Gain on sale of securities     22       35      (13)   (37.1)
Gain on sale of finance
   receivables                337        -      337    100.0
Other fee income            2,397    1,915      482     25.2
Total non-interest
  income                  $ 9,821  $ 8,732  $ 1,089    12.47%


Non-interest income increased 6.9 percent to $8,732,000 in 1996, compared with the 1995 total of $8,172,000. Excluding the effects of security sales, non-interest income grew 10.0 percent in 1996. This increase was primarily the result of increases in trust and investment advisory fees, credit insurance commissions in the consumer finance company, mortgage secondary market fees and income generated from an offical check outsourcing arrangement.

Non-Interest Expense

Consolidated  non-interest expense increased 0.2  percent  in  1997  to
$31,054,000 compared to $30,982,000 for 1996, primarily due to increased salaries and benefits, depreciation and amortization, data processing, collection, and net occupancy charges offset by lower FDIC assessments, audit fees, and miscellaneous write-offs.

Salaries and employee benefits increased $842,000 or 5.4 percent primarily resulting from merit increases in salaries and higher incentive compensation expense. Depreciation and amortization grew $186,000 or 8.4 percent. This increase resulted from the acquisition of the Mayfield, Kentucky branch office of Fifth Third Bank, Kentucky in May 1997 and of the Murray, Kentucky branch office of Republic Bank and Trust Company in August 1997 and the resultant amortization of premiums associated with the acquired deposits. Data processing increased $124,000 or 7.8 percent due to one-time costs associated with the branch acquisitions along with increased volume-related charges. Net occupancy of $1,453,000 or a 5.2 percent increase over 1996 relate primarily to the branch acquisitions. FDIC assessments declined because of a $560,000 one-time charge taken in the third quarter of 1996 and lower assessment rates. Other expenses decreased $428,000 or
6.1 percent partially as a result of the implementation of tighter internal controls and a reduction in associated miscellaneous write-offs.

(in thousands)

                          For the year ended
                           December 31           Change
                           1997       1996    Amount   Percent
Salaries and benefits   $ 16,434   $ 15,593  $   841       5.4%
Net occupancy              1,453      1,381       72       5.2
Depreciation and
 amortization              2,388      2,202      186       8.4
Data processing            1,712      1,588      124       7.8
Supplies                     794        803       (9)     (1.1)
FDIC assessment              100        758     (658)    (86.8)
Franchise tax              1,190      1,198       (8)     (0.7)
Consulting and
 professional fees           405        453      (48)    (10.6)
Other expense              6,578      7,006     (428)     (6.1)
Total non-interest
 expense                $ 31,054   $ 30,982   $   72       0.2%


Non-interest expense increased $507,000 or 1.7 percent in 1996 over 1995. This increase resulted primarily from increased net occupancy charges, higher depreciation and amortization expense on facilities and equipment additions, an increase in franchise taxes, and growth in data processing expenses. These increases were partially offset by lower salary and benefit costs, reductions in FDIC assessments, reduced supply costs and a decline in consulting and other professional fees.

Salaries and employee benefits decreased $205,000 in 1996 from 1995  or
1.3 percent, as 1995 non-recurring costs associated with the re-engineering program totaling $1,135,000 were offset in part by merit salary increases and new personnel. The increase in net occupancy of $206,000 in 1996, or 17.5 percent over 1995, and the $332,000 or 17.8 percent rise in depreciation and amortization charges from 1996 over 1995 related primarily to new consumer finance company offices, bank branch remodeling and computer equipment purchases made during 1995 and 1996.

The $147,000 or 10.2 percent increase in data processing expense for 1996 over 1995 related primarily to charges for additional services and increased business volume. The $115,000 or 12.5 percent decrease in 1996 supplies cost compared to 1995 was due primarily to higher 1995 costs associated with standardizing product offerings at all bank affiliates. In spite of a one-time recapitalization charge, 1996 FDIC assessments declined $120,000 or 13.7 percent compared to 1995. Franchise taxes increased by $128,000 or 12.0 percent over the 1995 expense because of a change in the assessment methodology. Consulting and other professional fees fell $186,000 or 29.1 percent because of consulting fees paid in 1995 in connection with the Corporation's re-engineering efforts. Other expenses increased $320,000 or 4.8 percent.

The Corporation applies APB Opinion 25 and related Interpretations in accounting for its two fixed stock option plans. Accordingly, no compensation cost has been recognized related to those plans. Had compensation cost for the Corporation's plans been determined based on fair value at grant date for awards under those plans consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation," the Corporation's non-interest expense would have increased by $616,000, $503,000, and $438,000 in 1997, 1996, and 1995, respectively.

The efficiency ratio, defined as non-interest expense divided by tax-equivalent revenue, measures the effectiveness of a financial services company in leveraging its resources to produce revenue. A lower ratio indicates better performance. For 1997, the efficiency ratio was 56.3 percent compared to 60.3 percent in 1996. The improvement in the efficiency ratio in 1997 compared to 1996 was the result of a 7.3 percent increase in revenues with virtually no change in non-interest expense. For 1995, CBT's efficiency ratio was 61.5 percent.

CBT has performed an investigation of the Year 2000 ("Y2K") automation issue on its processing systems, many of which are provided by third-party vendors. Most major applications have been certified by our third-party processor as Century Day Compliant ("CDC"), and plans are in process to address areas that are not CDC. Additionally, the Corporation has commenced a review of all major customers to assess their CDC status and quantify any associated Y2K financial impact on the Corporation.

Income Taxes

CBT's income tax planning is based upon the goal of maximizing long-term, after-tax profitability. Income tax expense is significantly affected by the mix of taxable versus tax-exempt revenues.

The  effective income tax rate was 28.8 percent in 1997, compared  with
28.6 percent in 1996 and 28.3 percent in 1995. Management expects the effective tax rate to level off and possibly decline modestly in 1998 because of additional tax-exempt securities purchased during the third quarter of 1997.


CONSOLIDATED BALANCE SHEET ANALYSIS

Earning Assets

At December 31, 1997, earning assets were $993.7 million, compared with $892.7 million at December 31, 1996. This increase is due to a $44.0 million increase in loans and a $56.7 million increase in securities. Total earning assets at December 31, 1997 consisted of loans, representing 73.6 percent of the total and securities, representing
26.4 percent of the total earning assets. Average earning assets in 1997 were $945.8 million, an increase of 8.8 percent over 1996. This increase was due to a 6.6 percent increase in average loans and a 14.2 percent increase in average securities. See Table 3 for a detailed analysis of earning assets.

CBT grew its commercial loan portfolio by 7.8 percent by year-end 1997 over year-end 1996. Residential real estate and consumer loan portfolios grew by 5.1 percent and 6.2 percent, respectively, comparing year-end 1997 and 1996. Business banking loans, a component in commercial loans, increased 19.5 percent or $6.6 million helping to bring the commercial loan portfolio to $243.8 million at year end. Home equity lines of credit, included in the real estate loan portfolio, added $5.0 million in loans boosting that portfolio to $294.3 million. Indirect lending and related loans increased $6.5 million bringing consumer loans outstanding to $193.1 million net of unearned interest at year-end 1997.

Investment Risk Management

CBT has a nominal amount of securities in its available for sale portfolio classified as derivative securities by banking regulators. At December 31, 1997 and 1996, CBT had $700,000 and $1,003,000,
respectively, in derivative securities as defined by banking regulators. These amounts represent .3 percent and .7 percent of the total securities available for sale at the end of 1997 and 1996, respectively. All these securities are guaranteed by government agencies and none have a maturity of over 1 year. The amount and nature of these securities pose no undue credit or liquidity risk to CBT's financial position and there are no plans to acquire additional derivative securities.

CBT approved the implementation of a security leverage strategy of $25 million in July 1997. The Corporation believes that the current favorable inflation outlook and expected moderate economic growth will result in stable to lower interest rates over the next 3 to 5 years. Given the Corporation's strong capital position, the $25 million position was deemed appropriate. With the favorable spread between borrowing costs and the tax-equivalent yield available during the third quarter when the strategy was implemented, the Corporation borrowed $25 million of FHLB advances at 5.96 percent (approximately 1.5 years in duration). These funds were used to purchase tax-exempt municipal securities bearing a tax-equivalent yield of 7.37 percent. Securities purchased mature in approximately fifteen years, are primarily AAA rated, and generally were either par bonds or carried premium coupons. The strategy was fully implemented by September 30, 1997.

As required by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investment securities classified as available for sale are reported at fair value with unrealized gains and losses reported, net of deferred taxes, as a separate component of stockholders' equity. At December 31, 1997, net unrealized gains related to investment securities available for sale were $1,040,000, compared to net unrealized losses at December 31, 1996 of $187,000.

Credit Risk Management

CBT manages exposure to credit risk through loan portfolio diversification by customer, industry and loan type. As a result, there is no undue concentration in any single sector. CBT annually evaluates economic conditions affecting its lending markets. Economic indicators such as unemployment levels, property values, and bankruptcy filings are evaluated. During 1997, CBT's primary market areas continued to experience favorable unemployment levels, stable real estate values and commercial development. Bankruptcy filings in CBT's markets have continued to increase during 1997, however. Management has considered expected economic trends in assessing the adequacy of the allowance for loan losses and believes that the allowance is adequate in light of these trends, among other factors. The Corporation's credit risk is also diversified by loan type. At December 31, 1997, 40 percent of the portfolio consisted of residential real estate loans, 33 percent of commercial loans and 27 percent of consumer loans.

Credit risk management also includes monitoring the performance of existing portfolios. The Corporation has in place a comprehensive internal credit review program to assess the current financial condition and operating performance of significant commercial borrowers.

CBT is not aware of any loans classified for regulatory purposes at December 31, 1997, that are expected to have a material impact on CBT's future operating results, liquidity, or capital resources. CBT continues to classify its loans consistent with current regulatory review results. There are no material commitments to lend additional funds to customers whose loans are classified as non-performing assets at December 31,1997.

Allowance for Loan Losses

At December 31, 1997, the allowance for loan losses ("ALLL") was $9.2 million, or 1.26 percent of net loans outstanding, compared with $8.2 million, or 1.20 percent at December 31, 1996. The $1.0 million increase was primarily the result of a $1.2 million increase in the provision for 1997 as compared with 1996. The ratio of the ALLL to non-performing assets was 124.1 percent at December 31, 1997, compared with
111.9 percent at December 31, 1996. Non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, and other real estate owned. The increase in non-performing assets to $7.5 million at December 31, 1997 from $7.4 million at December 31, 1996 consists of a $0.4 million increase in non-accrual loans, a $0.6 million decrease in loans past due ninety days or more and still accruing, and a $0.3 million increase in other real estate owned.

Although it is impossible for any lender to predict future loan losses with complete accuracy, management monitors the allowance for loan losses with the intent to provide for all losses that can reasonably be anticipated based on current conditions. CBT has a comprehensive credit grading system and other internal loan monitoring systems. CBT management maintains the allowance available to cover future loan losses within the entire loan portfolio and believes the ALLL is adequate at December 31, 1997 based on the current level of non-performing assets and the expected level of future charge-offs. Table 9 details activity in the ALLL.

Non-Performing Assets
Table 8 presents data on CBT's non-performing assets. As defined previously, non-performing assets consist of non-accrual loans, loans past due ninety days or more that are still accruing interest, and other real estate owned. At December 31, 1997, non-performing assets totaled $7.5 million, or 1.02 percent of net loans and other real estate owned, compared with $7.4 million, or 1.07 percent of net loans and other real estate owned, at December 31, 1996.

At December 31, 1997, CBT has categorized $3.5 million of additional credits as loans requiring more than normal oversight. These credits, however, are not included in Table 8 because the borrowers are servicing these loans in accordance with established repayment terms.

In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", (SFAS 114). It was subsequently amended in 1994 with the issuance of SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." SFAS 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flow discounted at the loan's effective rate, at the loan's market price, or the fair value of the collateral if the loan is collateral dependent. CBT adopted SFAS 114 in 1995. The adoption of SFAS 114 did not have a material effect on CBT's consolidated financial statements.

FUNDING SOURCES

Non-Interest Bearing Deposits

Non-interest bearing deposits, which represent a portion of CBT's core deposits, were $79.5 million at December 31, 1997, an increase of $.9 million from December 31, 1996. Average non-interest bearing deposits were $70.5 million for 1997, compared with $66.6 million for 1996, a
5.9 percent increase. Non-interest bearing deposits represented 8.4 percent of CBT's total funding sources at December 31, 1997, compared with 9.4 percent at December 31, 1996.

Interest-Bearing Liabilities
Interest-bearing liabilities for CBT consist of certain core deposits, purchased deposits, short-term and long-term borrowings. At December 31, 1997, interest-bearing liabilities totaled $863.5 million, an increase of $103.3 million over December 31, 1996. The increase is due to a $35.4 million increase in interest-bearing deposits, a $41.7 million increase in short-term borrowings, and a $26.1 million decrease in long-term borrowings. For 1997, average interest-bearing liabilities increased $63.1 million or 8.6 percent. A portion of these deposits were purchased as a part of the two branch deposit acquisitions consummated in 1997.

Interest-Bearing Core Deposits

In CBT's banking subsidiaries, NOW, Money Manager, Individual Retirement and savings accounts, and certificates of deposit under $100,000 provide a stable source of funding. In dollars, these deposits totaled $581.9 million on December 31, 1997 and $533.7 million December 31, 1996. At December 31, 1997, these funds accounted for 61.7 percent of CBT's total funding sources, compared with 63.6 percent at December 31, 1996. The decline was caused by the higher growth rate of other funding sources compared to interest-bearing core deposits. This level of interest-bearing core deposits is considered appropriate by management given CBT's asset mix.

Purchased Deposits

Purchased deposits, which CBT defines as certificates of deposit with denominations of $100,000 or more and brokered deposits, decreased $12.8 million or 13.1 percent to $85.1 million at December 31, 1997. Approximately $8.2 million of these funds represent brokered deposits. Total purchased deposits represented 9.0 percent of CBT's total funding sources at December 31, 1997, compared with 11.7 percent at December
31, 1996. Management does not plan to offer to renew the brokered certificates of deposit at maturity.

Short-Term Borrowings

Short-term borrowings include Federal funds purchased, securities sold under agreements to repurchase, U. S. Treasury notes payable, revolving lines of credit, and short-term Federal Home Loan Bank ("FHLB")
advances. Management views short-term borrowings as a cost-effective alternative to purchased deposits and actively manages CBT's short-term borrowing position to maintain acceptable net interest margins and liquidity. At December 31, 1997, short-term borrowings accounted for
15.6 percent of CBT's total funding sources, compared with 12.6 percent at December 31, 1996. The increase reflects growth in short-term FHLB advances of $4.2 million, Federal funds purchased and securities sold under agreements to repurchase growth of $36.1 million, an increase in revolving lines of credit of $0.5 million, and an increase in U.S. Treasury notes payable of $0.9 million.

The following table reflects the various levels of outstanding short-term borrowings and related rates for CBT for the three years ended December 31, 1997:


($ in thousands):               1997       1996      1995
Federal  funds purchased
 and securities sold under
 agreements to repurchase:
     Balance:
       Average                 $ 53,276  $ 43,451   $ 47,541
       Year-end                  77,984    41,866     39,037
       Maximum month-end         98,423    61,805     57,369
     Rate:
       Year-to date               5.03%     4.10%      4.54%
       Year-end                   4.99%     3.72%      4.02%

Other short-term borrowings:
     Balance:
       Average                 $ 62,049  $ 52,994   $ 39,656
       Year-end                  69,523    63,959     50,017
       Maximum month-end         71,809    66,224     54,702
     Rate:
       Year-to-date               5.96%     5.75%      5.86%
       Year-end                   5.99%     5.95%      5.70%


Long-Term Borrowings

Long-term borrowings, which totaled $49.0 million and $22.8 million at December 31, 1997 and December 31, 1996, respectively, include FHLB advances with maturities in excess of one year and term debt used to fund the consumer finance company. At December 31, 1997, long-term borrowings represented 5.2 percent of CBT's total funding sources, compared with 2.7 percent at December 31, 1996. The increase in long-term borrowings of $26.1 million was primarily the result of additional FHLB advances. In July, 1997, CBT Corporation implemented a security leverage strategy of $25 million. Funding for this strategy was received through additional FHLB borrowings at a weighted average cost of 5.96%.

Asset and Liability Management

Banking institutions manage the inherently different maturity and repricing characteristics of earning assets and interest bearing funding to achieve a desired interest rate sensitivity position and to limit their exposure to interest rate risk. The goal of the asset and liability management process is to manage the structure of the balance sheet to provide the optimal level of net interest income while maintaining acceptable levels of interest rate risk (as defined below) and liquidity. The focal point of this process is the Asset and Liability Management Committee (ALCO) of CBT, an executive level management committee. ALCO meets monthly to consider CBT's consolidated interest rate risk and liquidity posture. The committee takes an active role in maintaining and hedging CBT's profitability under a variety of interest rate scenarios. The actual management of interest rate risk is governed by an asset and liability management policy.

Interest Rate Risk and Its Measurement

Interest rate risk is the risk that future changes in interest rates will reduce net interest income or the market value of CBT. Management uses various measurement tools to monitor CBT's interest rate risk position. One measurement tool is the GAP report, which classifies assets and liabilities and their respective yields and costs in terms of maturity or repricing dates. While considerable judgment is necessary to appropriately classify certain balance sheet items that do not have contractual maturity or repricing dates, the GAP report provides management a basic measure of interest rate risk. CBT monitors the GAP position of each subsidiary individually, as well as on a consolidated basis. The asset and liability management policy at each subsidiary specifies targets based primarily on the one year cumulative GAP position in conjunction with a market volatility risk analysis. At December 31, 1997 the one year cumulative interest rate GAP was .87 and the cumulative interest sensitivity GAP as a percent of total assets was 13.0 percent. At December 31, 1996 the one year cumulative interest rate GAP was .99 and the cumulative interest sensitivity GAP as a percent of total assets was 1.0 percent. Management considers the current interest rate risk posture prudent. A GAP of less than one indicates that, over the time horizon measured, more liabilities will reprice than assets. Generally, such a position is favorable in a falling interest rate environment.

GAP as an interest rate risk measurement tool has some limitations: it is a static measurement; it requires the establishment of a subjective time horizon; and it does not capture basis risk or risk that varies non-proportionately with rate movements. Because of such limitations, CBT supplements its use of GAP with a computer model to estimate the impact of various parallel shifts in the yield curve on net interest income and the fair value of equity under a variety of interest rate scenarios. CBT's management believes the two approaches complement each other in understanding the impact of changes in interest rates on corporate performance. Based on modeling using December 1997 data, CBT would expect its net interest income to decline no more than 5.0 percent under a 200 basis point parallel shift of the yield curve, a level of risk management deems appropriate. Management expects the GAP as currently measured to generally fall between .80 or .90 and thinks that this level of interest rate risk exposure is warranted given its current balance sheet mix, capital position and interest rate outlook.


Liquidity Management

Liquidity management involves planning to meet funding needs at a reasonable cost, as well as developing contingency plans to meet unanticipated funding needs or a loss of funding sources. Liquidity management for CBT is monitored by ALCO, which takes into account the marketability of assets, the sources and stability of funding, and the level of unfunded loan commitments.

CBT's consumer deposits provide a certain level of stability with respect to liquidity. In addition, membership in the Federal Home Loan Bank of Cincinnati provides a cost-effective alternate source of funding, as does access to brokered certificates of deposit. CBT's available for sale investment portfolio, with a December 31, 1997 balance of $203.9 million, also provides an additional source of liquidity.

Capital Management

CBT believes that a strong capital position is vital to continued profitability and to depositor and investor confidence. Bank subsidiaries are required to maintain capital levels sufficient to qualify for "well capitalized" status with banking regulators and to meet anticipated growth needs. Net income is the primary source of new capital for subsidiaries. Net income of subsidiaries in excess of capital requirements is available to CBT in the form of dividends and is used primarily to pay corporate dividends.

The following analysis compares the regulatory requirements for "well capitalized" institutions with the capital position of CBT:

                                  Well
                              Capitalized  Actual    Excess
December 31, 1997
  Leverage Ratio                   5.00%    11.32%      6.32%
  Tier 1 Risk-based                6.00     15.35       9.35
  Total Risk-based                10.00     16.60       6.60

December 31, 1996
  Leverage Ratio                   5.00%    11.36%      6.36%
  Tier 1 Risk-based                6.00     16.05      10.05
  Total Risk-based                10.00     17.30       7.30


Because of solid performance and conservative capital management, CBT has consistently maintained a strong capital position. The above ratios compare favorably with industry standards and CBT's peers.

The Corporation periodically repurchases common stock to fund various employee benefit plans. All repurchases are done in non-block sizes and are accomplished to meet internal needs (e.g., 401(k) plan, stock option plans). Repurchases in 1997 totaled 8,895 shares at an aggregate price of $117,000 which included 3,695 shares exchanged in a non-cash transaction. During 1996, the Corporation repurchased 67,461 shares at an aggregate price of $1,542,000. All common shares were repurchased through third-party broker-dealers in the open market at the prevailing market prices as of the transaction dates.

At December 31, 1997, CBT's shareholders' equity, exclusive of the unrealized gain on securities available for sale, net of deferred tax, grew to $119.0 million, an $8.6 million increase from December 31, 1996. CBT's internal capital growth rate (ICGR) in 1997 was 6.9 percent. The ICGR represents the rate at which CBT's average stockholders' equity grew as a result of earnings retained (net income less dividends paid).

CBT declared quarterly dividends totaling $0.52 per share during 1997, a 4.0 percent increase over 1996. The dividend payout ratio for 1997 was 31.8 percent which falls within management's payout range of 25 to 35 percent.

Management is currently not aware of any recommendation by regulatory authorities which, if implemented, would have a material effect on CBT's liquidity, capital resources or operations. Management is also not aware of any events or uncertainties that will have or that are reasonably likely to have a material effect on CBT's liquidity, capital resources or operations.

Recently Issued Accounting Standards

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," (SFAS 129) which codified existing disclosure requirements regarding capital structure. SFAS 129 was adopted at year-end 1997 and did not have a material impact on the Corporation's current capital structure disclosures.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (AS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 requires disclosures of the components of comprehensive income and the accumulated balance of other comprehensive income within total stockholders' equity. SFAS 131 requires disclosure of selected information about operating segments including segment income, revenues and asset data. Operating segments, as defined in SFAS 131, would include those components for which financial information is available and evaluated regularly by the chief operating decision makers in assessing performance and making resource allocation determinations for operating components such as those which exceed 10 percent or more of combined revenue, income or assets. The Corporation will be required to adopt the provisions of SFAS 130 and 131 in 1998. The standards are not expected to have a material impact on the Corporation's consolidated financial statements.

Subsequent to December 31, 1997

On January 10, 1998, CBT and Mercantile Bancorporation, Inc. (Mercantile), a Missouri corporation, entered into an Agreement and Plan of Merger, pursuant to which CBT will be merged with and into Ameribanc, Inc., a wholly-owned subsidiary of Mercantile. Ameribanc, Inc. will be the surviving entity resulting from the merger.

Upon consummation of the merger, each share of the no par value common stock of CBT issued and outstanding immediately prior to the effective time of the merger shall cease to be outstanding and shall be converted into and become the right to receive 0.6513 of a share of the $0.01 par value common stock of Mercantile, together with associated preferred share purchase rights.

In addition, at the effective time, all rights with respect to CBT common stock pursuant to stock options granted by CBT under the existing stock plans of CBT which are outstanding at the effective time, whether or not exercisable, shall be converted into and become rights with respect to Mercantile common stock on a basis that reflects the exchange ratio.

Consummation of the merger is subject to various conditions, including: receipt of approval by the shareholders of CBT, receipt of regulatory approvals, an opinion of counsel as to the tax treatment of certain aspects of the merger, qualification for pooling-of-interests accounting treatment, and satisfaction of certain other conditions.

In connection with executing the merger agreement, Mercantile and CBT entered into a stock option agreement pursuant to which CBT granted to Mercantile an option to purchase up to 1,564,662 authorized and unissued shares of CBT common stock (representing 19.9% of the outstanding shares of CBT common stock without giving effect to the exercise of the option), at a purchase price of $33.25 per share, upon certain terms and in accordance with certain conditions. The option was granted by CBT as a condition and inducement to Mercantile's willingness to enter into the merger agreement. Under certain circumstances, CBT may be required to repurchase the option or the shares acquired pursuant to the exercise of the option.

The Management's Discussion of this Form 10-K contains statements relating to future results of the Corporation that are considered "forward-looking" within the meaning of the Private Securities Litigation and Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Corporation's markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed from time to time in the filings of the Corporation with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average rates by expected (contractual) maturity dates. The information is presented in U.S. dollar equivalents, which is the Corporation's reporting currency.

DECEMBER 31, 1997
($ in thousands)

                                     Maturities
               Within    1 - 2   2 - 3  3 - 4   4 - 5  Over 5
               1 Year    Years   Years  Years   Years  Years      Fair Value
Securities
 held  to
 maturity      $    921  $   248 $   578 $   871 $ 1,917  $      - $  52,870
Securities
 available
 for sale         5,844    8,387   3,186   2,887   5,000    177,019  203,923
Loans           331,532  127,763  92,114  57,122  38,082     84,581  731,194
Other Assets     83,212       -       -      -      -        83,212       -
  Total Assets $338,297 $136,398 $95,878 $60,880 $44,999   $402,023
Non-interest
 bearing
 deposits      $ 59,416 $ 10,102 $10,022 $     -  $    -   $     -  $ 78,596
Interest
 bearing
 deposits       434,500  137,639  47,149   28,615 19,077          -  633,709
Borrowed funds  147,507    6,000  27,000        - 10,000      5,990  128,088
Other
 liabilities/
 equity              -       -         -        -       -   135,458        -
  Total
   Liabilities/
   equity     $ 614,423 $153,741 $84,171 $ 28,615 $29,077  $141,448
Interest
 sensitivity
 gap          $(303,126)$(17,343) $11,707 $ 32,265 $15,922 $260,575
Cumulative
 interest
 sensitivity
 gap          (303,126) (320,469)(308,762)(276,497)(260,575)      -
Cumulativ
 ratio at
 December 31,
 1997             71.9%     70.3%    72.3%    74.4%    75.8%   100.0%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CBT Corporation
Paducah, Kentucky

We have audited the consolidated balance sheets of CBT Corporation (a Kentucky corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBT Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen
Nashville, Tennessee
January 30, 1998


CBT Corporation and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 1997, 1996, and 1995
(in thousands, except for per share amounts)
                                                 1997     1996      1995
INTEREST INCOME
 Loans, including fees:
   Taxable                                   $ 68,115 $ 63,821  $ 62,303
   Tax-exempt                                     146      147       171
 Securities:
   Taxable                                     11,406    9,943     9,692
   Tax-exempt                                   4,116    3,701     3,467
 Other                                            201       34       129
------------------------------------------------------------------------
      Total interest income                    83,984   77,646    75,762
------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits                                     32,472   29,288    29,351
------------------------------------------------------------------------
  Borrowings                                    8,144    6,954     6,237
------------------------------------------------------------------------
    Total interest expense                     40,616   36,242    35,588
NET INTEREST INCOME                            43,368   41,404    40,174
------------------------------------------------------------------------
PROVISION FOR LOAN LOSSES                       4,088    2,883     1,106
NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                       39,280   38,521    39,068
NON-INTEREST INCOME
    Trust  fees                                 1,067    1,135       965
    Investment advisory fees                    1,180      976       504
    Service charges on deposit accounts         3,338    3,341     3,656
    Insurance commissions                       1,480    1,330     1,281
    Net realized gain on sales ofsecurities        22       35       268
    Net realized gain on sales of finance
     receivable                                   337        -         -
    Other income                                2,397    1,915     1,498
------------------------------------------------------------------------
   Total non-interest income                    9,821    8,732     8,172
------------------------------------------------------------------------
NON-INTEREST EXPENSE
    Salaries and employee benefits             16,434   15,592    15,798
    Net occupancy                               1,453    1,382     1,175
    Depreciation and amortization               2,388    2,202     1,870
    Data processing                             1,712    1,588     1,441
    Supplies                                      794      803       918
    FDIC assessments                              100      758       878
    Franchise Tax                               1,190    1,198     1,070
    Consulting and other professional business
     services                                     405      453       639
    Other expenses                              6,578    7,006     6,686
------------------------------------------------------------------------
   Total non-interest expense                  31,054   30,982    30,475
------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                     18,047   16,271    16,765
INCOME TAXES                                    5,201    4,646     4,741
------------------------------------------------------------------------
NET INCOME                                    $12,846  $11,625   $12,024
------------------------------------------------------------------------
PER COMMON SHARE:
   Basic earnings per common share            $  1.63  $  1.48   $  1.52
   Diluted earnings per common share          $  1.62  $  1.47   $  1.51
------------------------------------------------------------------------

See notes to consolidated financial statements.

CBT Corporation and Subsidiaries
Consolidated Balance Sheets
At December 31, 1997 and 1996
(in thousands except for common share data)
                                                1997     1996
ASSETS
Cash and due from banks                      $   52,870  $  41,898
Securities to be held to maturity (Fair
 values: 1997 -  $63,223; 1996 - $57,949)        60,146     56,241
Securities available for sale (Amoritized
 cost:1997 - $202,323; 1996 -$149,542)          203,923    149,254
Loans, net of unearned interest                 731,194    687,218
Allowance for loan losses                        (9,243)    (8,243)
-------------------------------------------------------------------
  Loans, net                                    721,951    678,975
Premises and equipment, net                      18,179     18,198
Accrued interest receivable                       7,902      6,845
Goodwill and intangible assets                    5,802      1,313
Other                                             7,702      7,828
-------------------------------------------------------------------
Total assets                                 $1,078,475  $ 960,552

LIABILITIES
Deposits:
   Non-interest bearing                      $   79,540     78,596
   Interest bearing                             666,980    631,535
-------------------------------------------------------------------
     Total deposits                             746,520    710,131
Short-term borrowings:
  Federal funds purchased                        14,140      5,830
  Securities sold under agreements
   to repurchase                                 63,844     36,036
  Notes payable - U. S. Treasury                  2,000      1,136
  Revolving lines of credit and other             7,023      6,523
  Federal Home Loan Bank advances                60,500     56,300
-------------------------------------------------------------------
    Total short-term borrowings                 147,507    105,825
Long-term borrowings:
   Federal Home Loan Bank advances               38,990     12,818
   Term debt                                     10,000     10,023
-------------------------------------------------------------------
     Total long-term borrowings                  48,990     22,841
Accrued interest payable                          4,923      4,715
Other liabilities                                10,455      6,824
-------------------------------------------------------------------
   Total liabilities                            958,395    850,336
Commitments and contingent liabilities
 (Notes 10 and 15)
STOCKHOLDERS' EQUITY
  Common stock, no par value, authorized
   12,000,000 shares; issued and outstanding
   7,862,627 and 7,858,986 shares at
   December 31,1997 and 1996, respectively        4,100      4,100
  Capital surplus                                16,043     16,160
  Retained earnings                              98,897     90,143
  Net unrealized gains (losses) on
   securities available for sale,
   net of taxes                                   1,040       (187)
-------------------------------------------------------------------
     Total stockholders' equity                 120,080    110,216
-------------------------------------------------------------------
Total liabilities and stockholders'equity    $1,078,475  $ 960,552
-------------------------------------------------------------------

See notes to consolidated financial statements.

CBT Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 1997, 1996, and 1995
(in thousands, except for shares)

                                                        Net
                                                    Unrealized
                                                       Gains
                                                     (losses) on
                                                     Securities   Total
                    Common Stock   Capital  Retained Available  Stockholders'
                   Shares  Amount  Surplus  Earnings  for Sale     Equity
BALANCE, DECEMBER
31, 1994
                7,927,113 $ 4,100 $18,553   $74,070    $(5,386)   $ 91,337
  Net Income            -       -       -    12,024          -      12,024
  Dividends on
   common stock         -       -       -    (3,642)         -      (3,642)
  Stock options
   exercised       50,565       -       -       450          -           -
  Repurchase of
   common
   stock          (70,243)      -  (1,491)        -          -     (1,491)
  Change in net
   unrealized
   gains (losses)
   on securities
   available for
   sale                 -       -       -        -       5,693      5,693
--------------------------------------------------------------------------
BALANCE, DECEMBER
31, 1995
                7,907,435   4,100  17,512    82,452        307    104,371
  Net Income            -       -       -    11,625          -     11,625
  Dividends on
   common
   stock                -       -       -    (3,934)         -     (3,934)
  Stock options
   exercised       19,012       -     190         -          -        190
  Repurchase of
   common stock   (67,461)      -  (1,542)        -          -     (1,542)
  Change in net
   unrealized
   gains (losses)
   on securities
   available for
   sale                  -      -         -         -      (494)     (494)
--------------------------------------------------------------------------
BALANCE, DECEMBER
31, 1996
                 7,858,986   4,100  16,160    90,143       (187)  110,216
  Net Income             -       -       -    12,846          -    12,846
  Dividends on
   common stock          -      -        -    (4,092)         -    (4,092)
  Stock options
   exercised        12,536       -     103          -          -      103
  Repurchase of
   common stock     (8,895)      -    (220)        -          -      (220)
  Change in net
   unrealized gains
   (losses) on
   securities
   available for
   sale                  -       -        -          -      1,227   1,227
--------------------------------------------------------------------------
BALANCE, DECEMBER
31, 1997
                 7,862,627  $ 4,100  $16,043     $98,897   $1,040 $120,080
---------------------------------------------------------------------------

CBT Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995
(in thousands)



                                              1997      1996         1995
OPERATING ACTIVITIES
   Net income                              $12,846   $11,625      $12,024
   Adjustments to reconcile
    net income to net cash provided
    by operating activities:
     Provision for loan losses               4,088     2,883        1,106
     Depreciation                            2,030     1,993        1,646
     Amortization                              358       209          224
     Deferred income taxes                    (303)      941          (38)
     Amortization and accretion
      of securities                            517        67           19
     Net gain on sale of securities            (22)      (35)        (263)
     (Gain) loss on sale of premises
     and equipment                              36       161          (53)
     Gain on sale of finance receivables      (337)        -            -
     Changes in assets and liabilities:
        Increase in accrued interest
         receivable                         (1,057)      (93)        (684)
        Increase in other assets            (5,079)   (4,128)        (775)
        Increase in accrued interest
         payable                               208       374          460
        Increase (decrease) in
         dividends payable                       -       (72)         (77)
        Increase (decrease) in
         other liabilities                   3,629       (13)       1,965
--------------------------------------------------------------------------
           Net cash provided by
            operating activities            16,914    13,912       15,554
--------------------------------------------------------------------------
INVESTING ACTIVITIES
   Proceeds from maturities of
    investment securities                    3,343     2,199        3,718
   Proceeds from sales of securities
    available for sale                      17,606    19,761       38,210
   Proceeds from maturities of
    securities available
    for sale                                15,851    17,779        8,282
   Principal collected on mortgage-
    backed securities including
    those classified as available
    for sale                                14,742     9,505        8,315
   Payment for purchases of securities    (108,723)  (50,630)     (44,770)
   Net increase in loans                   (48,624)  (48,201)     (30,287)
   Proceeds from sales of finance
    receivables                              1,897         -            -
   Proceeds from sale of premises
    and equipment                               89        35          124
   Payment for purchase of premises
    and equipment                           (2,136)   (1,515)      (4,679)
--------------------------------------------------------------------------
      Net cash used in investing
       activities                         (105,955)  (51,067)     (21,087)
--------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net increase in deposits                 36,389    36,397        4,157
   Net increase (decrease) in
    other short term borrowings             36,982     3,506      (19,198)
   Increase in FHLB advances                30,372     7,225       26,461
   Proceeds from term debt                       -         -        5,000
   Payments on other term debt                 (23)      (23)         (23)
   Cash advanced on revolving
    lines of credit                            500     2,500        4,000
   Principal payments on revolving
    lines of credit                              -         -       (6,000)
   Cash dividends paid                      (4,090)   (3,862)      (3,565)
   Stock options exercised                       -       190          450
   Repurchase of common stock                 (117)   (1,542)      (1,491)
--------------------------------------------------------------------------
     Net cash provided by
      investing activities                 100,013    44,391        9,791
--------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                10,972     7,236        4,258
CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                    41,898    34,662       30,404
--------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END
 OF YEAR                                  $ 52,870  $ 41,898     $ 34,662
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
   Cash paid during the year for:
     Interest                             $ 40,408  $ 35,868     $ 35,128
--------------------------------------------------------------------------
     Income taxes                            3,666     4,778        4,013
--------------------------------------------------------------------------
     Exercise of stock options
      through exchange of common
      stock                                    103         -            -
--------------------------------------------------------------------------

See notes to consolidated financial statements.

CBT Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 1997, 1996 and 1995

1.   DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

   Description of Operations - CBT Corporation consists of four state chartered commercial banks, one Federal Savings Bank and a consumer finance company which provide services to customers primarily in Western Kentucky and surrounding communities.

   Consolidation and Presentation Basis - The consolidated financial statements of CBT Corporation have been prepared in conformity with generally accepted accounting principles including the general practice of the banking industry. The consolidated financial statements include the accounts of CBT Corporation (the Parent Company) and its wholly-owned subsidiaries: Citizens Bank and Trust Company (Citizens), Pennyrile Citizens Bank and Trust Company (Pennyrile), Bank of Marshall County (BOMC), Graves County Bank (GCB), and United Commonwealth Bank, FSB (UCB). Collectively these entities constitute the "Corporation." Fidelity Credit Corporation (FCC) is a wholly-owned subsidiary of Citizens. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and Federal funds sold.

  Securities to be Held to Maturity and Securities Available for Sale - Securities to be held to maturity are reported at cost, adjusted for premiums and discounts, and consist of securities for which the Corporation has the positive intent and ability to hold to maturity. Available for sale securities are reported at fair value and consist of securities not classified as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of stockholders' equity until realized.

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

   Derivative financial instruments are included as securities in the available for sale portfolio. As such, these instruments are reported at fair value with unrealized holding gains and losses, net of tax reported as a net amount in a separate component of stockholders' equity until realized.

  Loans and Interest Income - Loans are stated at the principal balance outstanding, net of unearned interest. Interest on loans is based upon the principal balance outstanding, except interest on some consumer installment loans, which is recognized on the sum-of-the-years-digits method, and does not differ materially from the interest method.

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

  Foreclosed Real Estate - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets in the accompanying balance sheets. Revenue and expenses from operations and changes in the valuation allowance are included in the loss on foreclosed real estate.

   Allowance for Loan Losses - The allowance for loan losses is maintained at a level considered adequate to provide for potential losses based on management's evaluation of the loan portfolio, including the financial strength of guarantors, valuation of collateral, and the likelihood of further collection based upon the borrower's financial condition, as well as on prevailing and anticipated economic conditions.

   Although management believes it uses the best information available to make determinations with respect to the Corporation's allowances, future adjustments may be necessary if economic or other conditions differ substantially from the economic and other conditions considered in making the initial determinations, and such adjustments could be material.

   Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These pronouncements require that impaired loans be measured based upon the present value of expected future cash flows discounted at the loans' effective interest rate or at the loans' market price or fair value of collateral, if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance that is included in the allowance for loan losses. These pronouncements did not have a material impact on the Corporation's consolidated financial statements.

   The Corporation's consumer loans are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and, thus, not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Corporation are evaluated for impairment under the provisions of SFAS Nos. 114 and 118. A loan is impaired when it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement.

   The Corporation's impaired loans are generally measured on a loan by loan basis. Interest payments received on impaired loans are recorded as interest income unless collection of the loan is doubtful, in which case payments are recorded as a reduction of principal.

   Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment is computed using the straight-line and accelerated methods over the estimated useful lives of the assets, as follows:

                               Years
Buildings and improvements    15 - 35
Furniture and fixtures           7
Equipment                        5

   Goodwill and Other Intangibles - For acquisitions accounted for as purchases, the net assets have been adjusted to their fair values as of the respective acquisition dates. The value of core deposit rights and the excess of the purchase price of the subsidiaries over net assets acquired (goodwill) are being amortized on a straight-line basis over periods ranging from ten to twenty years. Core deposit rights and the excess of the purchase price of the subsidiaries over net assets acquired, net of amounts amortized, are included in goodwill and intangible assets in the consolidated balance sheets.

   The carrying value of the excess of the purchase price of the subsidiaries over net assets acquired will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Corporation's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

   Repurchase Agreements - Certain securities are sold under agreements to repurchase and are treated as financings. The obligation to repurchase such securities is reflected as a liability on the consolidated balance sheets. The dollar amounts of securities underlying the agreements are included in the respective asset accounts.

  Income Taxes - Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

   Trust Fees and Assets - Revenues from trust services are reported on the cash basis in accordance with customary banking practice. Reporting such revenues on the accrual basis would not materially affect the accompanying consolidated financial statements. Assets held in a fiduciary or agency capacity for customers and beneficiaries are not included in the consolidated financial statements as such items are not assets of the Corporation.

   Per Common Share Data - During the year the corporation adopted the provisions of Statement of Financial Accounting standards No. 128 "Earnings per Share. Under the standards established by SFAS No. 128, per share information is measured at two levels: basic and diluted. See Note 18 for the Corporation's methods of computing these amounts.

   Impairment of Assets - Effective January 1, 1996, the Corporation adopted SFAS No. 121 "Accounting for the Impairment of Long-lived
Assets and for Long-lived Assets to be Disposed of". This pronouncement requires that long-lived assets and certain identifiable intangibles to be held and used by the Corporation be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Corporation would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that the Corporation expects to hold and use is based on the fair value of the asset. The adoption of this pronouncement did not have a material impact on the Corporation's consolidated financial statements.

    New Accounting Standards - Effective January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS 125). This pronouncement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The adoption of this pronouncement did not have a material impact on the Corporation's consolidated financial statements.

   In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," (SFAS 129) which codified existing disclosure requirements regarding capital structure. The adoption of SFAS 129 did not have a material impact on the Corporation's current capital structure disclosures.

    Reclassifications  -   Certain  prior  year   amounts   have   been
reclassified to conform with current year presentation.

   Uses of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   RESTRICTIONS ON CASH AND DUE FROM BANKS

   Included in cash and due from banks are certain non-interest bearing deposits that are held at the Federal Reserve in accordance with reserve requirements specified by the Federal Reserve Board of Governors. The average amount of those reserve balances was approximately $937,000 and $1,268,000 during 1997 and 1996, respectively.

3.   SECURITIES HELD TO MATURITY
(in thousands)

                              December 31, 1997
                        Amortized    Estimated      Gross
                          Cost         Fair       Unrealized
                                      Value     Gains  Losses
U. S. Government Agency
 obligations            $   653      $   662    $   9      $ -
State and political
 subdivisions            59,493       62,561    3,075        7
    Total               $60,146      $63,223   $3,084      $ 7


(in thousands)

                              December 31, 1996
                        Amortized   Estimated      Gross
                           Cost       Fair       Unrealized
                                     Value     Gains  Losses
U. S. Treasury
 securities              $ 1,108   $ 1,106    $    -   $   2
U. S. Government
 agency obligations          907       921        14       -
State and political
 subdivisions             54,226    55,922     2,204     508
    Total                $56,241   $57,949    $2,218   $ 510

The maturity distribution of investment securities to be held to maturity is as follows:
(n thousand)

                      December 31, 1997
                    Amortized     Estimated
                        Cost     Fair Value
Within 1 year       $    921      $    929
1 - 5 years            3,613         3,821
5 - 10 years          22,485        24,004
Over 10 years         33,127        34,469
   Total            $ 60,146      $ 63,223

  In November 1995, the Financial Accounting Standards Board released a special report on SFAS No. 115 that permitted a one-time reclassification of securities held to maturity to the available for sale category. No securities held to maturity were reclassified to securities available for sale. There were no sales of investment securities classified as held to maturity during 1997.

  Certain investment securities held to maturity were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an estimated amortized cost and estimated fair value of approximately $27,379,000 and $28,854,000 respectively, as of December 31, 1997.

4.     SECURITIES AVAILABLE  FOR  SALE

(in thousands)

                                   December 31, 1997
                          Amortized    Estimated      Gross
                             Cost         Fair      Unrealized
                                         Value    Gain      Loss
U. S. Treasury
 securities               $  4,615    $  4,624    $  11     $  2
U. S. Government agency
 obligations                53,787      53,911      138       14
State and political
 subdivisions               28,327      28,811      524       40
Mortgage-backed
 securities                104,334     105,316    1,132      150
Derivative securities          700         701        1        -
Federal Home Loan Bank
 stock - at cost            10,460      10,460        -        -
Other                          100         100        -        -
  Total                   $202,323    $203,923   $1,806     $206


                                December 31, 1996
                          Amortized    Estimated       Gross
                             Cost     Fair Value    Unrealized
                                                   Gain     Loss
U. S. Treasury
 securities               $  7,715      $  7,728   $  17    $  4
U. S. Government
 agency obligations         37,250        37,018      26     258
State and political
 subdivisions                7,259         7,489     270      40
Mortgage-backed
 securities                 87,402        87,109     495     788
Derivative securities        1,003           997       -       6
Federal Home Loan Bank
 stock - at cost             8,791         8,791       -       -
Other                          122           122       -       -
   Total                  $149,542      $149,254    $808  $1,096

The maturity distribution of securities available for sale is as follows:

(in thousands)

                    December 31, 1997
                    Amortized    Estimated
                      Cost      Fair Value
Within 1 year       $  5,844      $  5,847
1 - 5 years           19,460        19,556
5 - 10 years          43,886        44,159
Over 10 years        133,133       134,361
   Total            $202,323      $203,923



   Mortgage-backed securities have been allocated in the above table by contractual maturity date.

  Derivative securities available for sale at December 31, 1997 consist of $200,000 step-up bonds and $500,000 of de-leveraged bonds. At December 31, 1996, derivative securities available for sale consisted of $200,000 of step-up bonds, $502,000 of de-leveraged bonds, and $300,000 in ratchet adjustable rate bonds. The step-up bonds have an increasing interest rate during the life of the bonds and are callable by the issuer at specific intervals. The de-leveraged bonds pay an adjustable rate of interest based on movement of an index. Ratchet adjustable rate bonds are tied to market rates plus or minus a fixed factor. All of these securities are guaranteed by a government agency and have maturities of two years or less.

  Gross realized gains and gross realized losses on sales of securities available for sale were $157,000 and $135,000, respectively, in 1997 and $350,000 and $315,000, respectively, in 1996.

   Certain securities available for sale were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an estimated amortized cost and estimated fair value of approximately $133,000,000 and $134,000,000, respectively, as of December 31, 1997.

5.     LOANS AND ALLOWANCE FOR LOAN LOSSES
(in thousands)

                                       December 31
                                      1997       1996
Commercial, industrial and
 agricultural loans                 $243,801  $226,115
Residential real estate and
 mobile home loans                   294,270   279,803
Installment loans                    202,609   190,824
Total loans                          740,680   696,742
Less:  Unearned interest               9,486     9,524
Loans, net of unearned interest     $731,194  $687,218

  Loans outstanding and unfunded commitments are primarily concentrated in the Corporation's market area which encompasses western Kentucky and surrounding communities. The Corporation's credit exposure is diversified with secured and unsecured loans to consumers, small businesses and large corporations. Although the Corporation has a diversified loan portfolio, the ability of customers to honor loan commitments is based, in part, on the economic stability of the geographic region and/or industry in which they do business.

   At December 31, 1997 and 1996, non-accrual loans totaled $5,533,000 and $5,158,000 respectively, and loans contractually past due 90 days or more totaled $1,643,000 and 2,207,000 respectively. If those loans on a non-accrual status had been current and in accordance with their original loan terms, interest income would have been approximately $540,000 and $700,000 greater in 1997 and 1996, respectively. Interest income recorded on these loans was approximately $75,000 and $100,000 for 1997 and 1996, respectively.

  The activity in the allowance for loan losses follows:
(in thousands)

                                   Years Ended
                                   December 31
                              1997     1996     1995
Balance, beginning
  of year                  $ 8,243  $11,004  $11,533
Provision for loan losses    4,088    2,883    1,106
Adjustments related to
   purchase/sale of
   finance receivables         (52)       -        6
Charge-offs                 (3,768)  (6,159)  (1,996)
Recoveries                     732      515      355
Net charge-offs             (3,036)  (5,644)  (1,641)
Balance, end of year       $ 9,243  $ 8,243  $11,004

  Impaired loans and related loan loss reserve amounts at December 31, 1997 and 1996 required by SFAS No. 114 are as follows:
(in thousands)

                  Recorded          Loan
                  Investment       Reserve
                  1997    1996    1997    1996
Impaired loans
 with loan loss
 reserves       $2,482  $1,961    $790    $711
Impaired loans
 with no loan
 loss reserves       -       -       -       -
Totals          $2,482  $1,961    $790    $711

   The average recorded investment in impaired loans during 1997 and 1996 was $2,222,000 and $4,936,000, respectively.

   The Corporation did not recognize interest income on impaired loans during 1997.

  It is the policy of the Corporation to review each prospective credit in order to determine an adequate level of security or collateral prior to making the loan. The type of collateral will vary and ranges from liquid assets to real estate.

   At December 31, 1997 and 1996, there were no significant credit concentrations by industry or customer bases.

  Certain directors and executive officers of the Corporation and their associates are customers of, and have other transactions with the
Corporation  in  the  normal course of business.  All  loans  to  these individuals are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

Total loans to officers, directors, and associates of such persons, follows:
(in thousands)

Balance, January 1, 1997        $15,282
New loans                         5,709
Repayments                       (2,799)
Changes in officers,
 directors and associates        (1,355)
Balance, December 31,1997       $16,837

6.   PREMISES AND EQUIPMENT
(in thousands)


                                        December 31
                                       1997      1996
Land                                $ 2,401   $ 1,971
Buildings and improvements           19,285    18,568
Furniture and equipment              14,167    13,569
Construction in progress                 24         -
Total premises and equipment        $35,877   $34,108
Accumulated depreciation            (17,689)  (15,910)
Net premises and equipment          $18,179   $18,198

7.   INTEREST BEARING DEPOSITS

(in thousands)

                                       December 31
                                     1997       1996
NOW accounts                     $109,699   $106,882
Money Manager accounts             67,590     39,008
Individual retirement accounts     53,421     49,542
Savings accounts                   46,352     51,984
Certificates of deposit
 under $100,000                   304,853    286,255
Certificates of deposit
 $100,000 and above                76,844     85,985
Brokered certificates               8,221     11,879
Total interest bearing deposits  $666,980   $631,535

 At December 31, 1997, the scheduled maturities of CDs are as follows:

(in thousands)

1998                    $ 293,730
1999                       77,793
2000                        8,527
2001                        6,823
2002 and thereafter         3,045
Total                   $ 389,918

8.   BORROWINGS

( in thousands)

                       December 31            1997             1996
                                                   Max.              Max.
                        1997     1996   Average     Mo.   Average     Mo.
                                                    End               End
Short-term:
 Federal funds
  purchased and
  securities sold
  under agreements
  to repurchase      $ 77,984  $41,866  $53,276  $98,243  $47,541  $61,805
Notes payable -
 U.S. Treasury          2,000    1,136    1,421    2,263    1,381    3,401
Revolving lines of
 credit and other       7,023    6,523    6,549    7,046    4,987    6,523
Federal Home Loan
 Bank advances          60,50   56,300   45,352   62,500   46,620   56,300
  Total short-term
   borrowings        $147,507 $105,825 $106,598 $170,232 $100,535 $128,029
Long-term
 Term debt           $ 10,000 $ 10,023
 Federal Home Loan
  Bank advances        38,990   12,818
Total long-term
 borrowings          $ 48,990 $ 22,841

   The  weighted average interest rate on Federal funds purchased   and
securities sold under agreements to repurchase at December 31, 1997 was
5.03 percent.

   The revolving lines of credit obtained from Union Planters National Bank and Sun Trust Bank-Tennessee mature on July 1, 1998 and provide for maximum borrowings of $10,000,000. Interest is payable quarterly at a rate which is the lesser of 25 basis points under Union Planters National Bank's and Sun Trust Bank-Tennessee's prime rate or 110 basis points above the 30 day London Interbank Offered Rate. The actual rate at December 31, 1997 was 7.07 percent. The line is collateralized by FCC receivables and is fully guaranteed by the Corporation. Management fully expects to renew the revolving lines upon maturity.

   The Federal Home Loan Bank (FHLB) advances are collateralized by a blanket pledge of all the Corporation's one-to-four family residential real estate loans. The advances bear interest at 5.20 percent to 6.85 percent at December 31, 1997, with a weighted average interest rate of
6.00 percent. According to a funding program of the FHLB, up to $77,500,000 of these borrowings may be repaid without penalty at specific intervals in 1998.

   The term note is for $10,000,000 and matures July 1, 2000. It bears a fixed rate of 7.75 percent, which is payable quarterly, and is collateralized by FCC accounts receivable. The note, which is payable to Union Planters National Bank, carries a 100 percent guarantee from the Corporation.

   The loan agreements for the revolving lines of credit and term note stipulate, among other items, maintenance of certain operating and equity ratios, and that the Corporation will not incur any additional secured debt, or sell or encumber investments in its subsidiaries without the lenders' prior consent. At December 31, 1997, the Corporation was in compliance with all covenants contained in the loan agreements.

   Maturities of long-term borrowings outstanding at December 31, 1997 are as follows:

(in thousands)

1999                    $  6,000
2000                      27,000
2001                           -
2002                      10,000
2003                         276
Thereafter                 5,714
Total                   $ 48,990

9.   REGULATORY MATTERS

   Regulatory banking laws restrict the amount of dividends that may be paid by the subsidiary banks to the parent without obtaining prior approval of the regulatory authority. Under such restrictions, the subsidiary banks had available $29,384,000 for payment of dividends to the parent as of December 31, 1997.

   The Corporation's banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the banks must meet specific capital guidelines that involve quantitative measures of the banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   The Corporation's and significant subsidiaries' actual capital amounts and ratios are presented in the table below:

                              As of December 31, 1997
                                                         To Be Well
                                                         Capitalized
                                      For Capital           Under
                       Actual          Adequacy            Prompt
                                       Purposes          Corrective
                                                           Action
                                                         Provisions
                    Amount    Ratio    Amount    Ratio    Amount    Ratio
Total Capital
 (to Risk Weighted
 Assets)
Consolidated       $122,461   16.60%  $59,039    8.00%    $73,787   10.00%
Citizens             80,045   16.54    38,720    8.00      48,400   10.00
BOMC                 17,622   17.80     7,919    8.00       9,899   10.00

Tier I Capital
 (to Risk Weighted
 Assets)
Consolidated       $113,238   15.35   $29,515    4.00%    $44,272    6.00%
Citizens             74,174   15.33    19,360    4.00      29,040    6.00
BOMC                 16,385   16.55     3,959    4.00       5,939    6.00

Tier I Capital
 (to Average
 Assets)
Consolidated       $113,238   11.32   $40,016    4.00%    $50,020    5.00
Citizens             74,174   11.38    26,072    4.00      32,591    5.00
BOMC                 16,385   10.29     6,368    4.00       7,960    5.00


                                 As of December 31, 1996
                                                            To Be Well
                                                           Capitalized
                                          For Capital     Under Prompt
                       Actual              Adequacy        Corrective
                                           Purposes          Action
                                                            Provisions

                    Amount     Ratio    Amount    Ratio    Amount    Ratio
Total Capital
 (to Risk Weighted
 Assets)
Consolidated       $117,333    17.10%   $54,892    8.00%   $68,616   10.00%
Citizens             79,168    16.75     37,804    8.00     47,255   10.00
BOMC                 18,269    18.61      7,851    8.00      9,814   10.00

Tier I Capital
 (to Risk Weighted
 Assets)
Consolidated       $109,090    15.90    $27,446    4.00%   $41,169    6.00%
Citizens             73,985    15.66     18,902    4.00     28,353    6.00
BOMC                 17,034    17.36      3,926    4.00      5,888    6.00

Tier I Capital
 (to Average Assets)
Consolidated       $109,090    11.86    $36,779    4.00%   $45,974    5.00%
Citizens             73,985    11.93     24,805    4.00     31,007    5.00
BOMC                 17,034    11.13      6,124    4.00      7,655    5.00

   Quantitative measures established by regulations to ensure capital adequacy require the banks to maintain minimum amounts and ratios (set forth in the preceding table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the banks meet all capital adequacy requirements to which they are subject.

   As of December 31, 1997 the most recent notification from the FDIC (for the commercial banks) and OTS (for the Federal Savings Bank) categorized the banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table. There are no conditions or events since that notification that management believes have changed the institutions' category.

   At December 31, 1996 all the Corporation's subsidiary banks had Tier I Risk Based Capital of at least 10.75 percent, total Risk Based
Capital  of  at least 11.81 percent, and a leverage ratio of  at  least
7.78 percent.


10.  COMMITMENTS AND CONTINGENCIES

   Through the ordinary course of business, the Corporation may be subject to various legal proceedings. In the opinion of management and counsel, liabilities, if any, arising from such proceedings presently pending would not have a material adverse effect on the consolidated financial statements.

   In December 1995, the Corporation entered into an agreement with a vendor to provide data processing services. Under the terms of the agreement, the vendor will provide services until the Corporation gives notice of termination, at which time the agreement will remain in effect for a three year term. Annual fees vary with volume of business, system needs, services provided by the vendor and whether the Corporation has given notice of termination. Estimated 1998 fees under the agreement are $1,400,000, net of pass-through costs.

   In late January 1998, the Corporation gave notice to terminate the contract which had thirty-six months remaining. If the Corporation discontinues services during these remaining thirty-six months, then the Corporation is obligated to pay liquidating damages. The amount of liquidated damages would be approximately sixty percent of the remaining contract obligation. Management estimates that such liquidated damages would not exceed $1,750,000 based upon the earliest anticipated termination date.


11.  COMMON  STOCK

  The Corporation periodically repurchases common stock to fund various employee benefit plans. Such repurchases are accomplished through third-party broker-dealers in amounts of less than 5,000 shares per transaction in the open market at prevailing market prices. During 1996, 67,461 shares were repurchased at a total cost of $1,542,000. Repurchases in 1997 totaled 8,895 shares at a total cost of $117,000 which included 3,895 shares exchanged in a non-cash transaction.


12.  COMMON STOCK OPTIONS

      The Corporation has two fixed option plans. Under the 1986 Incentive Stock Option Plan, the Corporation granted 210,000 options to employees for the acquisition of common stock over a ten year period. Under the 1993 Incentive Stock Option Plan, the Corporation may grant options to its employees for up to 400,000 shares of common stock. In both plans, the exercise price of each option equals the market price of the Corporation's common stock at the grant date. Options granted under both plans expire after ten years. The options granted under the 1986 Plan vest over a four year period, with one-third vesting after two years, an additional one-third after three years and the final one-third after four years. Under the 1993 Plan, options vest the same as the 1986 Plan except for 160,000 shares that vest at 100 percent five years after grant date.

                      1997              1996             1995
                     Wtd-Avg           Wtd-Avg          Wtd-Avg
                    Exercise          Exercise         Exercise
Fixed Options    Shares   Price     Shares  Price     Shares  Price
Outstanding at
 beginning of
 year           403,654  $20.23    394,250  $19.39   236,065  $13.48
Granted          41,500   24.10     45,250   24.00   221,000   23.36
Exercised       (12,536)   8.23    (19,012)  10.00   (50,565)   8.89
Forfeited        (4,500)  22.08    (16,834)  22.11   (12,250)  20.58
Outstanding at
 end of year    428,118  $20.94    403,654  $20.23   394,250  $19.39

Options
 exercisable
 at year end    135,525  $15.70     98,985  $12.94    73,664  $10.47
Weighted-average
 fair value
 of options
 granted during
 the year                $ 1.73             $ 7.85            $ 9.48

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                Options Outstanding            Options Exercisable
                                Wtd-Avg.
                    Number     Remaining    Wtd-Avg.   Number     Wtd-Avg.
 Range of        Outstanding  Contractual  Exercise  Exercisable  Exercise
 Exercise        at 12/31/97   Life (yrs)    Price   at 12/31/97    Price
 $ 9.84 - $10.67     40,118        3.05     $10.12      40,118     $10.12
 $13.33 - $14.50     36,500        5.00      14.40      36,500      14.40
 $19.13 - $21.25     65,500        6.21      19.49      42,830      19.47
 $22.50 - $24.12    286,000        7.56      23.62      16,077      22.50
 $ 9.84 - $24.12    428,118        6.71     $20.94     135,525     $15.70


   The Corporation applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Corporation's two stock-based compensation plans been determined based on fair value at the grant dates for awards under those plans consistent with the methodology of SFAS No. 123 "Accounting for Stock-Based Compensation," the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

       The fair value of each option grant made in 1995, 1996, and 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995, 1996, and 1997, respectively: dividend yield of 2.34 percent for 1995 and 1996 and 2.24 percent for 1997; expected volatility of 23.04 percent for 1995 and 1996 and 48.44 percent for 1997; risk-free rates of 7.46, 6.05, and 6.56 percent; and expected lives of 10 years for 1995, 1996, and 1997.


(in thousands, except per share amounts)

                                   1997      1996       1995
Net income
   As reported                  $12,846   $11,625    $12,024
   Pro forma                     12,448    11,298     11,739
Earnings per share
   Pro Forma - basic               1.58      1.43       1.48
   Pro Forma - diluted             1.57      1.42       1.47
   As reported - basic             1.63      1.48       1.52
   As reported - diluted           1.62      1.47       1.51

13.  INCOME TAXES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are as follows:

(in thousands)

                                         December 31
                                       1997        1996
Deferred tax assets:
  Allowance for
   credit losses                   $  3,285    $  2,739
  Net unrealized
   losses on
   securities
   available for sale                     -         101
  Other                                 516         585
Total gross deferred tax assets     $ 3,801     $ 3,425
Deferred tax liabilities:
  Depreciation                        1,374       1,418
  Net unrealized gain on
   securities available for
   sale                                 560           -
  Other                                 823         605
Total gross deferred tax
 liabilities                          2,757       2,023
Net deferred tax asset
 (included in other assets)         $ 1,044     $ 1,402

  Income tax expense consisted of:

(in thousands)

                                     Years Ended December 31
                                 1997        1996         1995
Current                       $ 5,504     $ 3,705     $ 4,779
Deferred expense (benefit)       (303)        941         (38)
Total                         $ 5,201     $ 4,646     $  4,741


  The tax expense relating to gains on sales of securities approximated $8,000 in 1997, $12,000 in 1996, and $93,000 in 1995.

    The reasons for the difference between income taxes in the consolidated financial statements and the amount computed by applying the statutory rate to income before income taxes are as follows:

(in thousands)

                              Years Ended December 31,
                              1997     1996       1995
Taxes at statutory rate     $ 6,316   $ 5,695   $ 5,868
Increase (decrease)
 resulting from:
  Tax-exempt
   interest income           (1,286)   (1,164)   (1,109)
 Other, net                     171       115       (18)
Total                       $ 5,201   $ 4,646   $ 4,741

14.  EMPLOYEE BENEFIT PLANS

   Employees are covered by two defined contribution employee benefit plans ("Plans"). All employees are eligible to participate in the Plans after completing various lengths of employment. Participants are immediately vested in employee contributions, with 100% vesting in employer contributions after 5 years of service or upon attainment of normal retirement age. The annual cost of the Plans is based upon percentages of participant compensation and contributions to the Plans, plus any discretionary amounts as determined by the Corporation's Board of Directors. Total costs charged to operations for the Plans in 1997, 1996, and 1995 were $795,000, $771,000, and $770,000 respectively.


15.  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS AND COMMITMENTS

   The Corporation has financial instruments which are not reflected in the consolidated financial statements. These include commitments to extend credit and standby letters of credit. These instruments involve elements of credit and interest rate risk. The same credit and collateral policies are used by the Corporation in issuing these financial instruments as are used for loans.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the payment by a customer to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. As of December 31, 1997 and 1996, commitments outstanding under standby letters of credit totaled $5,502,000 and $4,951,000, respectively.

   Commitments to extend credit are agreements to lend to a customer under a set of specified terms and conditions. Commitments generally have fixed expiration dates or termination clauses, variable interest rates, and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Loan commitments may be secured or unsecured. In the case of secured commitments, collateral varies but may include commercial or residential properties, business assets such as inventory, equipment, accounts receivable, securities, or other business or personal assets, or guarantees. At December 31, 1997 and 1996, commitments to extend credit totaled $106,121,000 and $113,363,000 respectively.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107 "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Corporation using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimate of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The fair value of investment securities to be held to maturity and securities available for sale is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services. The fair value of loans, deposits, and various types of borrowings and term debt is estimated based on present values using entry-value interest rates applicable to each category of such financial instruments. The fair value of commitments to extend credit and standby letters of credit are not included as they are not material.

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since both dates, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

(in thousands)

                                        December 31
                                    1997                       1996
                              Carrying   Estimated     Carrying  Estimated
                                           Fair                     Fair
                               Amount      Value         Amount    Value
Assets:
 Cash and cash
  equivalents                $ 52,870    $ 52,870       $ 41,898 $  41,898
 Securities held to
  maturity                     60,146      63,223         56,241    57,949
 Securities available
  for sales                   202,323     203,923        149,542   149,254
 Loans, net of unearned
  interest                    731,194     727,844        687,218   688,847

Liabilities:
   Deposits:
    Non-interest bearing       79,540      79,540         78,596    78,596
    Interest bearing          666,980     669,588        631,535   633,709
   Short-term borrowings      147,507     147,199        105,825   105,417
   Term debt & FHLB
    borrowings                 48,990      48,887         22,841    22,671

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share amounts)

                           1997                            1996
                4th     3rd     2nd     1st     4th     3rd     2nd     1st
                Qtr     Qtr     Qtr     Qtr     Qtr     Qtr     Qtr     Qtr
Gross
 interest
 income     $22,085 $21,350 $20,675 $19,874  $19,908 $19,553 $19,197 $19,006
Net
 interest
 income      11,313  10,927  10,777  10,351   10,465  10,289  10,431  10,219
Net income    3,322   3,191   3,202   3,131    3,040   2,455   3,198   2,932
Basic
 earnings
 per share  $  0.42  $ 0.40  $ 0.41 $  0.40  $  0.39 $  0.31 $  0.41 $  0.37
Diluted
 earnings
 per share  $  0.42  $ 0.40  $ 0.41 $  0.40  $  0.38 $  0.31 $  0.41 $  0.37

18.   EARNINGS PER SHARE

   In February 1997, the FASB issued SFAS 128, "Earnings per Share," which establishes new standards for calculating and presenting earnings per share disclosures. As required, the Corporation has adopted the provisions of FAS 128 for year-end 1997 and applied them to all prior period EPS data presented. The Corporation computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the year. For the calculation of diluted earnings per share, the Corporation increases the weighted average number of shares for the potential dilutive effect of outstanding stock options as follows:


                                   1997       1996       1995

Weighted average common
 shares outstanding           7,862,848  7,873,182  7,928,155

Adjustments for
 dilutive securities:
    Assumed exercise
     of outstanding stock
     options                     62,825     51,310     52,565
Diluted common shares         7,925,673  7,924,492  7,980,720

Earnings per common share:
     Basic                       $ 1.63     $ 1.48     $ 1.52
     Diluted                       1.62       1.47       1.51

19.    SUBSEQUENT TO DECEMBER 31, 1997

   On January 10, 1998, CBT Corporation and Mercantile Bancorporation Inc. ("Mercantile"), a Missouri corporation, entered into an Agreement and Plan of Merger, pursuant to which CBT will be merged with and into Ameribanc, Inc., a wholly-owned subsidiary of Mercantile. Ameribanc, Inc. will be the surviving entity resulting from the merger.

   Upon consummation of the merger, each share of the no par value common stock of CBT issued and outstanding immediately prior to the effective time of the merger shall cease to be outstanding and shall be converted into and become the right to receive 0.6513 of a share of the $0.01 par value common stock of Mercantile, together with associated preferred share purchase rights.

   In addition, at the effective time, all rights with respect to CBT Common Stock pursuant to stock options granted by CBT under the existing stock plans of CBT which are outstanding at the effective time, whether or not exercisable, shall be converted into and become rights with respect to Mercantile common stock on a basis that reflects the exchange ratio.

   Consummation of the merger is subject to various conditions, including: receipt of approval by the shareholders of CBT, receipt of regulatory approvals, receipt of an opinion of counsel as to the tax treatment of certain aspects of the merger, qualification for pooling-of-interests accounting treatment, and satisfaction of certain other conditions.

  In connection with executing the merger agreement, Mercantile and CBT entered into a stock option agreement pursuant to which CBT granted Mercantile an option to purchase up to 1,564,662 authorized and unissued shares of CBT common stock (representing 19.9 percent of the outstanding shares of CBT common stock without giving effect to the exercise of the option), at a purchase price of $33.25 per share, upon certain terms and in accordance with certain conditions. The option was granted by CBT as a condition and inducement for Mercantile's willingness to enter into the merger agreement. Under certain circumstances, CBT may be required to repurchase the option or the shares acquired pursuant to the exercise of the option.

20.  PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

At December 31, 1997 and 1996

(in thousands)

                                                1997        1996
Assets:
Cash and cash equivalents *                   $  3,939  $   2,101
Investments in subsidiaries*                   115,036    106,349
Other assets                                     3,627      3,550
Total assets                                  $122,602   $112,000
Liabilities and stockholders' equity:
 Accrued liabilities                             1,472        518
Other liabilities                                1,050      1,266
Stockholders' equity, net of
 unrealized gains or losses on
 securities available for sale                 120,080    110,216
Total liabilities and stockholders' equi      $122,602   $112,000

* Eliminated completely or partially in consolidation.


STATEMENTS OF INCOME

Years Ended December 31, 1997, 1996 and 1995

(in thousands)

                                       1997      1996    1995
Income:
 Dividends from subsidiaries*        $12,850  $ 6,740  $ 6,680
 Interest income                          62       40       58
 Miscellaneous income                      5        6        -
  Total income                        12,917    6,786    6,738
Expenses                               1,530      759    2,972
Income before income taxes            11,387    6,027    3,766
Income taxes                            (499)    (243)  (1,108)
Income before equity in
 undistributed net income
 of subsidiaries                      11,886    6,270    4,874
Equity in undistributed net
 income of subsidiaries                  960    5,355    7,150
Net income                           $12,846  $11,625  $12,024

* Eliminated in consolidation.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 1997, 1996 and 1995

(in thousands)

                                       1997      1996    1995
Operating activities:
  Net income                         $12,846  $11,625  $12,024
  Adjustments to reconcile net
   income to net cash
   provided by operating
   activities:
     Equity in undistributed net
      income of subsidiaries            (960)  (5,355)  (7,150)
     Change in other assets              (77)    (253)  (1,630)
     Change in accrued and other
      liabilities                        736     (182)     943
     Change in dividends payable           -      (71)     (77)
     Change in dividends receivable
      from subsidiaries                    -        -    1,000
         Net cash provided by
          operating activities         12,545   5,764    5,110
Investing activities:
     Contribution of capital to
      subsidiaries                     (6,500)   (500)    (300)
         Net cash used in
           investing activities        (6,500    (500)    (300)
Financing activities:
      Cash dividends paid              (4,090) (3,862)  (3,565)
      Stock options exercised                     190      450
      Purchase of common  stock          (117) (1,542)  (1,491)
         Net cash used in
          financing activities         (4,207) (5,214)  (4,606)
Net increase in cash and cash
 equivalents                            1,838      50      204
Cash and cash equivalents,
 beginning of year                      2,101   2,051    1,847
Cash and cash equivalents,
 end of year                          $ 3,939 $ 2,101  $ 2,051

ITEM   9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND       FINANCIAL DISCLOSURE

None.


PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                          Executive Officers

      Information regarding the current executive officers of the Corporation, including their names, ages, positions with the Corporation, and a brief description of their business experience during the past five years, is presented below. Executive officers are elected annually by the Board of Directors.

      William J. Jones, 42, President and Chief Executive Officer and a director. Mr. Jones also serves as President and Chief Executive Officer of Citizens. Mr. Jones has been associated with the Corporation for the past 12 years. Additional information regarding Mr. Jones is set forth on page 4.

      John E. Sircy, 41, Executive Vice President and Chief Operating Officer. Mr. Sircy also serves as Executive Vice President and Chief Operating Officer of Citizens and as a director of Graves and United. Mr. Sircy joined the Corporation in his current role in April 1994. Prior to that, he served as Vice President and Controller of Norwest Bank Iowa, N.A. in Des Moines, Iowa, until August 1992, when he was named Senior Vice President and Chief Financial Officer of that bank, a position he held until April 1994.

      Philip M. Benson, 50, Senior Vice President, Retail Banking and Marketing. Mr. Benson joined the Corporation as Vice President of Marketing and Strategic Planning in July 1995. Prior to that, he was the Executive Vice President and Chief Operating Officer of Oak Tree Savings Bank, New Orleans, Louisiana until November 1992, when he became the Chief Operating Officer of Clubhouse Management Company, L.L.C., Edmond, Oklahoma, a retail golf store franchising company. Mr. Benson assumed his current position in October 1996.

      Lawrence R. Durbin, 53, Senior Vice President - Operations and Technology. Mr. Durbin joined the Corporation in his current role in December 1995, after having served for 30 years as a senior executive of Computer Services, Inc., a Paducah, KY-based bank data processing concern.

       Brian   R.  Griesbach,  45,  Senior  Vice  President  -   Credit
Administration. Mr. Griesbach joined the Corporation in 1990 in his current role.

      M. Leon Johnson, 57, President and Chief Executive Officer, FCC. Mr. Johnson serves as a director of Citizens and FCC and has been associated with the Corporation for 12 years, serving in his current role.

      C. Thomas Murrell, III, 54, Executive Vice President and Chief Credit Officer. Mr. Murrell joined the Corporation in November 1991 as Senior Vice President and Chief Credit Officer of Citizens. Mr. Murrell assumed the role of Executive Vice President-Commercial and Consumer Banking, Citizens in March 1994 and his current role in October 1996.

       J. Russell Ogden, III, 50, Executive Vice President of Investments, Citizens. Mr. Ogden served as Senior Vice President of Trust and Investments until March 1994, when he became the Executive Vice President of Financial Services at Citizens. In October 1996 he assumed his current position. He has been associated with the Corporation for 16 years.


Section 16 (a).  BENEFICIAL  OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's executive officers, directors and persons who own more than ten percent (10%) of the Corporation's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it during 1997 or representations from such persons that no Form 5s were required, the Corporation believes that all filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with in 1996 and prior years, with the following exceptions: Brian R. Griesbach did not timely file a Form 3, with respect to his election as an executive officer of the Corporation; Mr. Michelson did not timely file one report covering one tranaction; Mr. Morgan did not timely file one report covering one transaction. The exceptions were corrected as soon as they were discovered.

      Set out below is information concerning all of the current directors of the Corporation, including their positions held with Citizens, BMC, Pennyrile, Graves, United, and Fidelity.

      Irving P. Bright, Jr., 65, business consultant. Until 1994, Mr. Bright was the President and Chief Executive Officer of Bright's, Inc.(a retail clothing store). Mr. Bright has been a director of the Corporation since 1983. He also serves as a director of Citizens.

      Christopher J. Black, 42, Executive Vice President and Chief Operating Officer, Ray Black and Son, Inc. (general contractor). He has served in this capacity since 1992. Mr. Black has been a director of the Corporation since 1997. He also serves as a director of Citizens.

      John L. Burman, 64, manager of Kentucky Farm Bureau. Mr. Burman has been a director of the Corporation since 1993. He also serves as a director of Pennyrile.

      Patrick J. Cvengros, 61, retired. Until 1992, Mr. Cvengros served as the President and Chief Executive Officer of the Corporation.
Mr. Cvengros has been a director of the Corporation since 1983. Mr. Cvengros also serves as a director of Citizens and FCC, as well as serving as a director of Computer Services, Inc., Paducah, Kentucky.

      William  H. Dyer, 62,  President and Chief Executive  Officer  of

Tennessee Valley Towing (a river barge company). Mr. Dyer has been a director of the Corporation since 1991. Mr. Dyer also serves as a director of Citizens.

      Louis A. Haas, 56, investor. Mr. Haas was formerly the President and Chief Executive Officer of DuBois Pharmaceutical (a wholesale pharmaceuticals company). Mr. Haas has been a director of the Corporation since 1991. Mr. Haas also serves as a director of Citizens.

      Joe Tom Haltom, 70, Chairman of BMC. Mr. Haltom previously served as Chairman of BMC Bankcorp, Inc., which was acquired by the
Corporation on May 31, 1994. Mr. Haltom was named a director of the Corporation in 1994. Mr. Haltom also serves as a director of BMC, Graves, and United.

     Kerry B. Harvey, 40, a partner in the law firm of Owen, Harvey and Carter. Mr. Harvey was named a director of the corporation in 1994. Mr. Harvey also serves as a director of BMC and United.

     F. Donald Higdon, 66, retired. Mr. Higdon was formerly the General Manager of Kraft Food Service, Inc. (a wholesale food distributor). Mr. Higdon has been a director of the Corporation since 1991. Mr. Higdon also serves as a director of Citizens.

     William J. Jones, 42, President and Chief Executive Officer of the Corporation. Mr. Jones served as Executive Vice President of the Corporation until January 1992, when he assumed his current position. Mr. Jones has been a director of the Corporation since 1991. Mr. Jones also serves as a director of Citizens, BMC, FCC, and Pennyrile.

      Ted S. Kinsey, 52, President and Chief Executive Officer of Parkway Chrysler, Inc. (an automobile dealership). Mr. Kinsey was named a director of the Corporation in 1994. Mr. Kinsey also serves as a director of BMC.

      Louis M. Michelson, 53, President and Chief Executive Officer of Michelson Jewelers, Inc. (a retail jeweler). Mr. Michelson has been a director of the Corporation since 1991. Mr. Michelson also serves as a director of Citizens.

      Bill B. Morgan, 68, Chairman of Bradshaw & Weil, Inc. (an insurance agency). Mr. Morgan retired as a Brigadier General in the United States Air Force in 1995. Mr. Morgan was named a director of the Corporation in 1994. Mr. Morgan also serves as a director of BMC and Graves.

     David M. Paxton, 41, Corporation Chairman of the Board. Mr. Paxton is Vice President and Chief Financial Officer of Paxton Media Group (a television broadcasting and newspaper publishing company). He has been a director of the Corporation since 1991 and Chairman since 1997. Mr. Paxton also serves as a director of Citizens.

      Robert P. Petter, 62, President and Chief Executive Officer of Henry A. Petter Supply Company (an industrial supply wholesaler).
Mr. Petter has been a director of the Corporation since 1983. Mr. Petter also serves as a director of Citizens.

     Joseph A. Powell, 65, President and Chief Executive Officer of Old Hickory Clay Company (a mining company). Mr. Powell has been a director of the Corporation since 1991 and also serves as a director of Citizens.

      Charles W. Ransler, M.D., 47, Physician. Dr. Ransler has been a director of the Corporation since 1997. Dr. Ransler also serves as a director of Citizens.

      C. Rex Smith, 41, President and Chief Executive Officer of Jim Smith Contracting (heavy highway contractor). Mr. Smith has served in this capacity since 1988. He has been a director of the Corporation since 1997 and also serves as a director of Citizens.

      William A. Usher, 68, Chairman and Chief Executive Officer of Usher Transportation, Inc. (a trucking and transportation company). Mr. Usher has been a director of the Corporation since 1991. Mr. Usher also serves as a director of Citizens.

Item 11.  EXECUTIVE COMPENSATION

      The following table contains information concerning compensation paid or accrued by the Corporation and its subsidiaries for the fiscal years ended December 31, 1995, 1996, and 1997 to, or on behalf of, the Corporation's Chief Executive Officer and each of the four other most highly compensated executive officers of the Corporation during 1997 whose compensation exceeded $100,000.


Edgar Only
     Table:
         (a)           (b)     (c)      (d)           (e)         (f)
                             Annual    Long-Term
                            Compensa-  Compensa-
                              tion       tion
Name and               Year  Salary    Bonus      Securities   All Other
Principal Position             ($)      ($)       Underlying  Compensation
                                                  Options (#      (1)
                                                    Shares)
William J.Jones         1997  $208,000  $72,613            0      $26,968
 President and          1996   208,000        0            0       25,555
 Chief Executive        1995   200,000        0      120,000       26,461
 Officer,CBT and
 Citizens

John E. Sircy           1997   135,200   37,773            0       19,829
 Executive Vice         1997   135,200        0            0       19,477
 President and          1995   130,000        0        70,000      19,998
 Chief Operating
 Officer
 CBT and Citizens

M. Leon Johnson         1997   110,000   48,004         3,000      16,548
 President and Chief    1996   110,000   33,985         5,000      17,252
 Executive Officer,     1995   100,000   38,271         3,000      15,948
 Fidelity Credit Corp.

C. Thomas Murrell, III  1997   123,600   24,642         3,000      12,511
 Executive Vice         1996   123,600   14,005         5,000      11,976
 President and Chief    1995   120,000   18,144         5,000      12,812
 Credit Officer, CBT

J. Russell Ogden, III   1997   113,200   22,593         3,000      11,275
 Exec. Vice President,  1996   113,200    2,500             0      10,796
 Investments, Citizens  1995   106,072        0         2,000      11,605


Edgar-Only Text:
___________

(1) The amounts shown in column (f) for each named executive officer are the totals of the Corporation's contributions to the 401(k)/Profit Sharing and Money Purchase (MPP) retirement plans, subsidiary directors' fees, and term life insurance premiums for the fiscal year ended December 31, 1997. Such amounts are summarized in the following schedule:

  Edgar Only Table:    401(k)/MPP  Subsidiary    Term    Totals
                           P       Directors'    Life
                                     Fees
Mr. Jones                $16,388    $10,200      $380   $26,968
Mr. Sircy                 13,586      6,000       243    19,829
Mr. Johnson               10,688      5,600       260    16,548
Mr. Murre                 12,252          0       259    12,511
Mr. Ogden                 11,067          0       208    11,275

Edgar-Only Text:
___________

                   Option Grants in Last Fiscal Year

      Shown below is information on grants of stock options during the fiscal year ended December 31, 1997, to the named executive officers.

Edgar Only Table:
                                                  Individual Grants
     (a)          (b)        (c)         (d)       (e)     (f)      (g)
                                                       Potential  Realizable
                                                        Value at    Assumed
            Number                                        Annual      Rates
              of       % of Total                        of Stock     Price
          Securities    Options     Exercise           Appreciation    for
          Underlying   Granted to      or                 Option       (4)
Name       Options   Employees In   Base Price             Term
           Granted    Fiscal Year   Per Share   Expiration
                        1996(3)      ($/Sh)        Date
          (#)(1)(2)                                          5%        10%
William
 J. Jones        0        0.00%        N/A          N/A      N/A       N/A
John
 E. Sircy        0        0.00%        N/A          N/A      N/A       N/A
M. Leon
 Johnson     3,000        7.23%      24.12        01/07    45,506  115,323
C. Thomas
 Murrell,    3,000        7.23%      24.12        01/07    45,506  115,323
 III
J. Russell
 Ogden,      3,000        7.23%      24.12        01/07    45,506  115,323
 III

Edgar-Only Text:
___________

(1) Stock options have no explicit value on the date of grant because the exercise price per share is equal to the market price per share of the Corporation's common stock on the day preceding the date the option is granted. A stock option has value to the optionee in the future only if the market price of the Corporation's common stock at the time the option is exercised exceeds the exercise price.

(2) Options are not exercisable during the first two years after the date of the grant. Thereafter, options may be exercised on or after the anniversary date of the grant in three equal installments so that the full grant may be exercised no sooner than four years after the date of the grant.

(3)  A  total of 41,500 options were granted  to a total of thirty-four
     (34) officers of the Corporation and its subsidiaries during 1997.

(4) The dollar amounts under columns (f) and (g) are the result of calculations at the 5 percent and 10 percent rates set by the SEC. The potential realizable value over the option terms of the options included in the above table are computed using the assumed rates set by the SEC and should not be viewed as, and are not intended to be, a forecast of possible future appreciation, if any, in the Corporation's stock price.
                    Aggregate Options Exercised in
          Last Fiscal Year and Fiscal Year-End Option Values

Edgar Only Table:

       (a)          (b)      (c)      (d)                (e)
                                     Number      Value of Unexercised
                                       of            In-The-Money
                                    Securities          Options at
                                    Underlying        12/31/97 ($)*
                                    Unexercised
                                    Options
                                     as of
                                    12/31/97
                                       (#)
Name           Shares
              Acquired   Value
                on      Realized    Exer-   Unexer-    Exer-    Unexer-
              Exercise    ($)     cisable   cisable   cisable   cisable
                (#)
William
 J. Jones      12,536     $229,001   58,117   120,001 $951,180  $917,475
John
 E. Sircy           0            0    9,999    70,001  101,122   528,076
M. Leon
 Johnson            0            0    5,000    12,000   55,980    96,380
C. Thomas
 Murrell, III       0            0   15,166    13,334  221,900   107,718
J. Russell
 Ogden, III         0            0   23,499     6,001  421,328    51,766

Edgar-Only Text:
___________

* Amounts shown represent the difference between exercise price and December 31, 1997 market value of $31.00.

          Employment Contracts and Termination of Employment and Change in Control Agreements

      The Corporation has entered into Severance Protection Agreements dated June 28, 1995 ("Severance Agreements") with William J. Jones, President and Chief Executive Officer, and John E. Sircy, Executive Vice President and Chief Operating Officer, which provide for the payment of certain benefits to Mr. Jones and Mr. Sircy upon the termination of their employment with the Corporation within twenty-four
(24) months following a change in control of the Corporation.

      Pursuant to the Severance Agreements, if, following a change in control of the Corporation, as defined in the Severance Agreements, Mr. Jones' or Mr. Sircy's employment is terminated by the Corporation for cause, disability or death, or is voluntarily terminated by Mr. Jones or Mr. Sircy for other than good reason, as defined in the Severance Agreements, they would be entitled to all compensation earned or accrued through the termination date but not paid. If, following a change in control, Mr. Jones' or Mr. Sircy's employment is terminated for any other reason (including by Mr. Jones or Mr. Sircy for good reason), each would be entitled to [i] all accrued compensation earned or accrued through the termination date, [ii] a payment equal to two times annual base salary, [iii] immediate vesting of all outstanding stock options, [iv] benefits under all medical, hospitalization, vision and dental plans in which each participates for a period of two years or until comparable coverage began under any plan of a new employer, [v] an award under the Corporation's incentive compensation plan equal to the amount which he would have received in the year of termination prorated to the date of termination, [vi] reimbursement of reasonable moving expenses, [vii] reasonable attorney fees and other expenses, if any, incurred to enforce the provisions of the Severance Agreement, and [viii] all benefits payable under the Corporation's retirement plans.

      For purposes of the Severance Agreements, a change in control of the Corporation generally includes: [i] the acquisition by any person of 20 percent or more of the combined voting power of the Corporation's outstanding securities; [ii] the members of the Board of Directors on June 28, 1995 (or such other newly elected directors whose election was approved by at least two-thirds of the Board) cease for any reason to constitute at least a majority of the members of the Board; [iii] the Corporation's stockholders approve (subject to certain exceptions) a merger, consolidation, reorganization or share exchange, or approve an agreement for the sale of all or substantially all of the assets of the Corporation.

      Under the Severance Agreements, good reason is generally defined to include certain [i] changes in duties, responsibilities, offices, base salary or employee fringe benefits; [ii] a failure to provide employee benefits or salary increases which are comparable to those provided to similarly situated employees; [iii] a relocation of the executive's offices of more than 50 miles; [iv] the Corporation's failure to obtain the assumption of the Severance Agreements by any successor to the Corporation, and [v] any termination of employment which is not effected pursuant to the notice and other provisions of the Severance Agreements.

      Under the Corporation's 1993 Incentive Stock Option Plan ("1993 Plan"), and 1986 Stock Option Plan ("1986 Plan"), the exercise dates of all outstanding options under the Corporation's stock option plans will accelerate so that each option outstanding may be exercised upon the occurrence of a Change in Control (as defined in the 1993 Plan) or a takeover or merger of the Corporation (for purposes of the 1986
Plan). In addition, the shares subject to the Corporation's stock option plans will be converted into (automatically in the 1993 Plan and at the discretion of the Plan Committee under the 1986 Plan) and replaced by shares of common stock or other equity securities having rights and preferences no less favorable than common stock of the successor and the number of shares subject to the options and the purchase price per share upon exercise of the options will be correspondingly adjusted. Change in Control of the Corporation, for purposes of the 1993 Plan, is generally defined to include (a) a share exchange or merger or consolidation of the Corporation or a significant subsidiary of the Corporation (subject to certain exceptions); (b) any sale, lease, exchange, transfer or other disposition of all or any substantial part of the assets of the Corporation or a subsidiary of the Corporation followed by a liquidation of the Corporation; (c) the commencement of any tender offer, exchange offer or other purchase offer for, and/or any agreement to purchase, as much as (or more than) 30 percent of the outstanding common stock of the Corporation or a subsidiary of the Corporation; or (d) the Board or the stockholders of the Corporation approve, adopt, agree to recommend, or accept any agreement, contract, offer or other arrangement providing for, or any series of transactions resulting in, any of the transactions described above.

                   Compensation Committee Interlocks
                           and Participation

      All compensation matters, including executive compensation, are decided by the Executive Committee of the Corporation, except as set forth below. The following directors served as the Executive Committee with respect to compensation matters during 1997: Irving P. Bright, Jr., Patrick J. Cvengros, Louis A. Haas, Joe Tom Haltom, William J. Jones, David M. Paxton, and William A. Usher. Director Cvengros was, until 1992, President and Chief Executive Officer of the Corporation. Mr. Jones, President and Chief Executive Officer, did not participate in any discussion or decisions regarding his own compensation.


                     COMPENSATION COMMITTEE REPORT
                       ON EXECUTIVE COMPENSATION

       The Executive Committee of the Board of Directors (the "Committee") determines annually the compensation to be paid to the Corporation's Chief Executive Officer and other executive officers, including the executive officers named in the Summary Compensation
Table, except that the Stock Option Committee, consisting of all members of the Committee, except Mr. Jones, made all decisions about awards under the Corporation's stock option plans. This report discusses the objectives and procedure used by the Committee to establish 1996 compensation for the Chief Executive Officer and the four other officers named in the Summary Compensation Table. As required by rules of the Securities and Exchange Commission, this report provides specific information regarding compensation of the Corporation's President and Chief Executive Officer ("CEO") and general information regarding compensation of the Corporation's executive officers as a group. The Corporation's CEO and four other most highly compensated executive officers are sometimes referred to as the "Named Executives."

      Section 162(m) of the Code limits to $1,000,000 in a taxable year the deduction publicly held companies may claim for compensation paid to an executive officer, unless certain requirements are met. The
Corporation has reviewed this provision and has determined that the Corporation is not affected by Section 162(m) because no compensation paid to any officer currently approaches or is expected to approach $1,000,000 in the near term. Accordingly, no change to any of the compensation plans is contemplated at this time.

            Compensation Philosophy and Overall Objectives
                of the Executive Compensation Programs

      The Corporation seeks to ensure that executive compensation is directly linked to corporate performance and stockholder value, as well as comparable pay practices in the industry. Each year, the Committee, in making compensation decisions and recommendations, and the Board of Directors, in approving base salaries, review the performance of the Corporation and compare such performance to specified internal and external performance standards. The Committee has developed the following compensation guidelines as the principles upon which compensation decisions and recommendations are made:

               Provide variable compensation opportunities that are linked to the financial performance of the Corporation and that align executive compensation with the interest of stockholders.

              Provide incentives to increase corporate performance and stockholder value.

               Establish executive officer base pay levels somewhat below the competitive market, while providing incentive awards (from the annual and long-term plans) above the market, provided that performance objectives are achieved.

              Provide a competitive total compensation package that is "at risk" driven and enables the Corporation to attract and retain key executives.

      The Committee's executive officer compensation policies are structured to reward contributions to the Corporation's performance and to enable it to compete favorably with peer institutions in attracting and retaining highly qualified individuals as executive officers. The Corporation generally defines its peers as financial institutions of $1 to $2 billion in assets located in non-metropolitan areas in the southeast and midwest regions of the United States. The primary objective of the Committee's compensation policies is to pay for performance. The Corporation's executive compensation strategy is to set base pay at 90 percent of the competitive market with incentive opportunities from annual and long term plans providing total direct compensation (base, annual incentive and long-term incentive) at target performance higher than the Corporation's peer organizations. As a result, a significant portion of each executive officer's potential compensation for 1997 consisted of an incentive component with a pay-out based on the Corporation's, Banking Franchise's, or Finance Company's performance for the year and the executive officer's contribution to that performance.

                    Compensation Program Components
                  and Executive Officer Compensation

     The compensation program for executive officers primarily consists of annual compensation (comprised of base salary and annual performance-related incentives) and long term compensation (consisting of stock options).

Annual Compensation

       Base Salaries: Salary ranges were established by the Committeebased both on a study of peer data and an assessment of the relative internal responsibilities of the executive positions. Generally, the midpoint for each executive officer's salary range was set at approximately 90% of the median of industry peers. Individual base salaries for executive officers other than Mr. Jones are recommended by the Corporation's Chief Executive Officer and approved by the Committee. Mr. Jones' base salary is determined by the Committee. Salaries are reviewed annually and adjusted periodically, typically at 12 months intervals. A salary range for each executive officer position is established using survey data. Adjustments are based upon the relationship of the executive officer's current salary to the range for the position and a subjective evaluation of overall company and personal performance. Base salaries paid in 1997 to the Named Executives were below the median of estimated base salaries of industry peer survey data available. With respect to Mr. Jones, the Committee considered his current salary compared to the established range and the performance of the Corporation, as well as his personal performance.

      Annual Incentive Compensation: At the beginning of the fiscal year the Committee also set potential 1997 incentive award levels, payable in cash, at threshold, target and maximum performance points for each executive officer. All executives are classified as Corporate, Banking or Finance Company officers, with each classification having a different set of performance measures. Corporate executives, which would include Mr. Jones and Mr. Sircy, receive payouts based upon the pre-tax net income and annual revenue growth of the Corporation. Threshold performance in pre-tax net income must be achieved for any awards to be made. Banking executives, which would include Mr. Murrell and Mr. Ogden, receive payouts based upon the pre-tax net income and annual revenue growth of the Consolidated Banking Unit. Threshold performance in pre-tax net income must be achieved for any awards to be made. Payout percentages vary by position, with target payouts ranging from 35 to 50 percent of base compensation for Named Executives. Mr. Johnson, as the Finance Company senior executive, receives an annual payout equal to 1.50 percent to 2.0 percent of Fidelity Credit pre-tax net income, with a threshold pre-tax net income required to qualify for an award. All of the Named Executives received incentive awards in 1997.
Long-Term Compensation

      Long-term compensation is provided in the form of stock options granted and is intended to increase management ownership of stock and to provide an incentive for executive officers to improve long-term Corporate performance. All options are granted at fair market value and are exercisable in accordance with the terms of the Corporation's incentive stock option plans.

      In fixing the grants of stock options to the individual executive officers, other than the President and Chief Executive Officer ("CEO") and the Executive Vice President and Chief Operating Officer ("COO"), the Committee reviewed with the CEO his recommended individual awards, taking into account the respective responsibilities and contributions of each of the executive officers. No awards were made in 1997 to the CEO or COO because of the significant number of options (120,000 and 70,000, respectively) granted to them in 1995.


1997 Compensation for the President and Chief Executive Officer

      In light of the Committee's stated executive philosophy and compensation plans, the Committee made the following decisions for 1997 regarding the compensation for Mr. Jones, the Corporation's President and Chief Executive Officer:

               Base Salary Mr. Jones' base salary was maintained at $208,000. The Committee did not adjust base compensation for any of the Named Executives. The Committee believes that, as adjusted, Mr. Jones' base salary remains lower than the median average salary paid to CEOs by industry peers.

               Annual  Incentive   Mr. Jones received  $72,613  annual
          incentive compensation for 1997, based upon Corporate pre-tax net income and revenue growth as discussed above under "Annual Incentive Compensation."

               Long-Term Incentive The number of shares of stock and other awards granted to the Chief Executive Officer under the Corporation's Stock Option Plans are based on competitive practices. Administration is consistent with the provisions of the plan as described above in "Long-Term Compensation". In 1997, Mr. Jones received no additional options.

Summary

      The Compensation Committee believes that base-pay levels, and performance-based incentive awards, are reasonable and competitive with the compensation programs provided to officers and other executives by financial services organizations of similar size and complexity to the Corporation. The Committee believes further that the degree of performance sensitivity in the annual incentive program continues to be reasonable, yielding awards that are directly linked to the annual financial and operational results of the Corporation. The Corporation's Long Term Incentives Stock Option Plans continue to provide, in the view of the Committee, financial opportunities to participants and retention features for the Corporation that are consistent with the relative returns that are generated on behalf of the Corporation's stockholders.

                            Members of the Committee:
                              Irving P. Bright, Jr.
                              Patrick J. Cvengros
                              Louis A. Haas
                              Joe Tom Haltom
                              William J. Jones
                              David M. Paxton
                              William A. Usher


COMPARATIVE STOCK PERFORMANCE

      The Performance Graph set forth below compares the cumulative total stockholder return on the Corporation's common stock for the last five fiscal years with the cumulative total return of the NASDAQ Market Value Index ("Broad Market Index"), and a peer group of 19 publicly traded bank holding companies in non-metropolitan areas with assets between $1 and $2 billion located in the southeast and midwest regions of the United States ("Peer Group Index"). The cumulative total stockholder return computations set forth in the Performance Graph assume the investment of $100 in the Corporation's common stock, the Broad Market Index and the Peer Group Index on December 31, 1991 and the reinvestment of all dividends. The 19 bank holding companies (in alphabetical order) and their states that constitute the Peer Group Index are as follows: Brenton Banks Inc., IA; Carolina First Corp., SC; City Holding Co., WV; Community Trust Bancorp, Inc., KY; F&M National Corp., VA; First Commerce Bancshares, NE; First Financial Corp., IN; First Source Corp., IN; First United Bancshares, AR; Firstbank of Illinois Co., IL; Heritage Financial Services., IL; Irwin Financial Corp., IN; Mid-America Bancorp, KY; Mississippi Valley Bancshares, MO; Park National Corp., OH; Peoples First Corp., KY; Trans Financial Inc., KY; United Bankshares, Inc., WV; and Wesbanco Inc., WV.

  Comparison of Five Year Cumulative Total Return of the Corporation,
                   Peer Group and Broad Market Index

Edgar Only Table:
                        1992   1993    1994    1995    1996    1997
CBT Corporation          100  138.78  155.71  174.22  213.83  246.41
Peer Group               100  114.86  115.99  142.47  172.43  275.72
Broad Market             100  119.95  125.94  163.35  202.99  248.30

Edgar-Only Text:

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 30, 1998, information about the only holder of five percent or more of the Corporation's common stock:

Name and Address of Beneficial Owner           Amount and     Percent of
                                               Nature of         Class
                                               Beneficial
                                               Ownership
Citizens Bank and Trust Company                 476,690(a)(b)       6.1
Trust Department
333 Broadway
Paducah, KY 42001

___________

(a) Shares are held in various fiduciary capacities and, by virtue of shared voting and shared investment power with respect to such shares, are deemed to own them beneficially.

(b) Does not include 407,155 shares held in various trust accounts where there is no beneficial ownership.

      Set forth below is information with respect to shares of common stock of the Corporation beneficially owned as of January 30, 1998 by the Corporation's directors, the executive officers named in the Summary Compensation Table included in Item 11 of this report, and all directors and executive officers of the Corporation as a group. Unless otherwise noted, the named person has sole voting and investment powers with respect to the reported shares. Where the holdings of a family member are noted as being held "individually," the family member has sole voting and investment power with respect to the shares. Where joint ownership is noted, the joint owners share voting and investment power as to the shares.

Edgar Only Table:
Name of Beneficial Owner         Amount and          Percent of
Beneficial Owner                 Nature of             Class
                                 Beneficial
                                 Ownership
Chr Christopher J. Black.             9,276    (1)       **
Irving P. Bright, Jr.                65,634    (2)       **
John Burman                          80,292    (3)      1.0
Patrick J. Cvengros                  25,197              **
William H. Dyer                      54,432    (4)       **
Louis A. Haas                       177,201    (5)      2.2
Joe Tom Haltom                      289,325             3.6
Kerry B. Harvey                      28,961    (6)       **
F. Donald Higdon                      3,443              **
M. Leon Johnson                      62,624    (7)       **
William J. Jones                     88,661    (8)      1.1
Ted S. Kinsey                        19,750    (9)       **
Louis M. Michelson                    7,568   (10)       **
Bill B. Morgan                      219,970   (11)      2.7
C. Thomas Murrell, III               22,783   (12)       **
J. Russell Ogden, III                44,624   (13)       **
David M. Paxton                       3,300   (14)       **
Robert P. Petter                     24,570              **
Joseph A. Powell                     18,048   (15)       **
Charles W. Ransler, M.D......        12,159   (16)       **
John E. Sircy                        15,761   (17)       **
C. Rex Smith................        138,100   (18)      1.7
William A. Usher                     12,000              **
All directors and executive
 officers of the Corporation
 as a group (26 persons)          1,439,772   (19)     18.0



Edgar-Only Text:
___________

** Represents less than 1 percent of total outstanding shares of common stock.

(1) Shares represented include 5,276 shares held in a profit sharing account and 3,850 owned individually by Mr. Black's wife.

(2) Shares represented include 6,283 shares owned individually by Mr. Bright's wife and 12,000 shares in a trust for which she serves as Trustee.

(3) Shares represented include 22,596 shares individually owned by Mr. Burman's wife and 32,027 shares owned individually by Mr. Burman's brother.

(4) Shares represented include 5,278 shares held by a partnership in which Mr. Dyer is a general partner.

(5) Shares represented include 63,904 shares held in agency accounts for Mr. Haas' children and 7,841 shares owned jointly by Mr. Haas and his wife.

(6) Shares represented include 20,509 shares owned jointly by Mr. Harvey and his wife, 106 shares owned jointly by Mr. Harvey's wife and daughter and 106 shares owned jointly by Mr. Harvey and his daughter.

(7) Shares represented include 12,213 vested shares held by the Corporation's Retirement, Savings, and Profit Sharing Plan and 9,666 shares of vested stock options.

(8) Shares represented include 10,865 vested shares held by the Corporation's Retirement, Savings, and Profit Sharing Plan and 71,451 shares of vested stock options.

(9)  Shares   represented  include  10,884  shares  jointly  owned   by
     Mr. Kinsey and his wife, 300 shares held in his wife's IRA and 2,000 shares owned individually by Mr. Kinsey's children.

(10) Shares represented include 1,596 shares owned by Michelson Jewelers, Inc., a corporation controlled by Mr. Michelson.

(11) Shares represented include 6,153 shares owned by Mr. Morgan's wife, 86,139 shares owned by Mr. Morgan's father, 1,465 shares owned by Mr. Morgan's son, 2,150 shares owned by Mr. Morgan's daughter, 11,554 shares owned by Mr. Morgan's sister and brother-in-law, 865 shares owned by Mr. Morgan's sister and brother-in-law, and 2,192 shares owned by Mr. Morgan's brother and sister-in-law, as to which mr. Morgan shares voting power.

(12) Shares represented include 2,284 vested shares held by the Corporation's Retirement, Savings, and Profit Sharing Plan and 20,499 shares of vested stock options.

(13) Shares represented include 90 shares held in custodian accounts for Mr. Ogden's children, 7,701 vested shares held by the Corporation's Retirement, Savings, and Profit Sharing Plan and 25,833 shares of vested stock options.

(14) Shares   represented  include  3,200  shares  owned   jointly   by
     Mr. Paxton and his wife.

(15) Shares represented include 3,438 shares owned individually by Mr. Powell's wife.

(16) Shares represented include 1,500 shares held in custodian accounts for Dr. Ransler's children, 1,200 shares in his wife's IRA and 5,378 shares held by a partnership in which Dr. Ransler is a general partner.

(17) Shares represented include 2,008 vested shares held by the Corporation's Retirement, Savings, and Profit Sharing Plan and 13,332 shares of vested stock options.

(18) Shares represented are held in a limited partnership in which Mr. Smith is a general partner.

(17) Includes 154,280 shares of vested stock options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The executive officers and directors of the Corporation are at present, as in the past, customers of subsidiaries of the Corporation and have had and expect to have business and banking transactions with such in the ordinary course of business. In addition, some of the executive officers and directors of the Corporation are at present, as in the past, also officers, directors or principal stockholders of corporations which are customers of subsidiaries of the Corporation and which had and expect to have business and banking transactions with the Corporation in the ordinary course of business. All such banking transactions were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management of the Corporation and its subsidiaries, did not involve more than normal risk of collectibility or present other unfavorable or unusual features.

      Mr. Harvey, a director of the Corporation, BMC and UCB, is a partner in the law firm of Owen, Harvey, and Carter, Benton, Kentucky, which was retained by BMC and UCB in the last fiscal year and is proposed to be retained in the current fiscal year. In 1997, Mr. Harvey's law firm received payment of approximately $30,000 for legal services rendered to BMC and UCB.

      Mr. Morgan, a director of the Corporation, BMC and GCB, is the Chairman of Bradshaw & Weil, Inc., and insurance agency in Paducah, Kentucky, which provides a variety of insurance coverages for the Corporation. In 1997, Bradshaw & Weil, Inc. received payment of approximately $130,000 in premiums for coverages extending one to three years.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K

(a) The following consolidated financial statements of the registrant and report of independent public accountants are included in Part II.
Item 8 of this Form 10-K for the fiscal year ended December 31, 1997, on the following pages:

     (1)  Financial Statements:
          Description                                         Page
          Report of Independent Public Accountants            23-24
          Consolidated Statements of Income for the
            Years Ended December 31, 1997, 1996,
            and 1995                                             25
          Consolidated Balance Sheets at December 31,
            1997 and 1996                                        26
          Consolidated Statements of Stockholders'
            Equity for the Years Ended December 31, 1997,
            1996, and 1995                                       27
          Consolidated  Statements of Cash Flows for
           the Years Ended December 31, 1997, 1996,
             and 1995                                            28
          Notes  to  Consolidated Financial Statements
            for the Years Ended December 31, 1997, 1996,
            and 1995                                          29-46

As permitted by Rule 15d-21 of the Exchange Act, the financial statements of the Retirement Plan and money Purchase Plan and report of the independent auditors of the Retirement Plan and money Purchase Plan are included on the following pages:

     (1)  Financial Statements of the Retirement Plan:
          Description                                          Page

          Report of Independent Auditors                      75-16
          Statements of Net Assets Available for
            Plan Benefits at December 31, 1997 and 1996          77
          Statements of Changes in Net Assets
            Available for Plan Benefits for the Years
            Ended December 31, 1997, 1996, and 1995              78
          Notes to Financial Statements                       79-83
          Schedule of Assets Held for Investment Purposes
            for the Year Ended December 31, 1997                 86
          Schedule of Reportable Transactions for
            the Year Ended December 31, 1997
          Independent Auditor's Report on Supplemental
            Information                                          85

      (2) Financial Statements of the Money Purchase Plan

          Report of Independent Auditors                       90-91
          Statements of Net Assets Available for Plan
            Benefits at December 31, 1997 and 1996.              92
          Statements of Changes in Net Assets Available
            for Plan Benefits for the years ended
            December 31, 1997, 1996, and 1995.                   93
          Notes to Financial Statements                       94-97
          Independent Auditor's Report on Supplemental
            Information                                          98
          Schedule of Assets Held for Investment Purposes
            for Investment Purposes for the year ended
            December 31, 1997.                                   99
          Schedule of Reportable Transactions for the year
            ended December 31, 1997.                            100

(b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of 1997.

(c) Exhibits. The exhibits listed on the Exhibit Index included on page --- of this Report are incorporated herein by reference.

(d)  Financial statement schedules.

     None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized on March 25, 1998.

                         CBT CORPORATION

                         /s/ William J. Jones
                         William J. Jones
                         President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1998.


________________________________        Chairman of the Board
/s/ David M. Paxton



_________________________________       President
/s/ William J. Jones                    (Principal Executive Officer)


_________________________________       Executive Vice President and
/s/ John  E. Sircy                           Chief Operating Officer
                                              (Principal Financial  and
Accounting Officer)

__________________________________
/s/ Chris Black                              Director


__________________________________
/s/ Irving P. Bright, Jr.                    Director


___________________________________
/s/ John L. Burman                           Director


___________________________________
/s/ Patrick J. Cvengros                      Director


___________________________________
/s/ William H. Dyer                          Director


___________________________________
/s/ Louis A. Haas                            Director


___________________________________
/s/ Joe Tom Haltom                           Director

___________________________________
/s/ Kerry B. Harvey                          Director


___________________________________
/s/ F. Donald Higdon                         Director


___________________________________
/s/ Ted S. Kinsey                            Director


___________________________________
/s/ Louis M. Michelson                       Director


___________________________________
/s/ Bill B. Morgan                           Director


___________________________________
/s/ Robert P. Petter                         Director


___________________________________
    Joseph A. Powell                         Director


___________________________________
/s/ Charles W. Ransler                       Director


___________________________________
    Calvin Rex Smith                         Director


___________________________________
/s/ William A. Usher                         Director

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

3(c), 4(c)     By-Laws of CBT Corporation are incorporated
               by reference to Exhibit 3 to the Registration
               Statement of Form S-14 of CBT Corporation
               (Registration No. 2-83583).

10(a)         Agreement and Plan of Merger, dated as of January 10,
               1998 among CBT Corporation, Mercantile Bancorporation, Inc, and Ameribanc, Inc. is incorporated by reference to Exhibit 2.1 of Form 8-K of CBT Corporation dated January 14, 1998.

10(b)         Stock Option Agreement, dated as of  January 10, 1998,
               issued by CBT Corporation to Mercantile Bancorporation Inc. is incorporated by reference to Exhibit 2.2 of Form 8-K of CBT Corporation dated January 14, 1998

10(c) **Form of Severance Protection Agreement between CBT Corporation and certain executive officers is incorporated by reference to Exhibit 10 of Form 10-Q of CBT Corporation dated September 30, 1996.

10(d) **CBT Corporation 1986 Stock Option Plan is incorporated by reference to Exhibit 4 of Registration Statement on Form S-8 of CBT
               Corporation (Registration No. 33-28512).

10(e) **CBT Corporation 1993 Stock Option Plan is incorporated by reference to Form 10-Q of CBT Corporation dated March 31, 1993.

10(f) **Salary Continuance Agreement between Citizens Bank & Trust Company and Patrick J. Cvengross dated
               December 21, 1988.

10(g)         **Description of Incentive Compensation Plan
              (omitted under request for confidential treatment).

21             Subsidiaries of the Registrant

23(a)          Consent of Arthur Andersen, LLP, Independent Public Accountants

23(b)          Consent of Allen & Company, PSC Independent Public Accountants

27             Financial Data Schedule

** Denotes management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

                          EXHIBIT NO. 10 (d)

                     SALARY CONTINUANCE AGREEMENT

                     SALARY CONTINUANCE AGREEMENT

           THIS AGREEMENT made and entered into this the 21st day of December 1988, by and between CITIZENS BANK AND TRUST COMPANY of
PADUCAH, KENTUCKY, banking corporation having its principal place of business at 333 Broadway, Paducah, Kentucky, hereinafter referred to as "Bank" and PATRICK J. CVENGROS, hereinafter referred to as "Executive';

                              WITNESSETH:

      WHEREAS, Executive was initially employed by the Bank in 1967 as vice-president of the Bank and in 1974, Executive was named President and Chief Executive Officer of the Bank, and by reason thereof has acquired experience and knowledge of considerable value to the Bank; and,

     WHEREAS, Bank wished to offer an inducement to Executive to remain in its employ by compensating him beyond his regular salary for services which he has rendered and will hereafter render; and,

      WHEREAS, Executive is presently 52 years of age, having been born March 16, 1936; and,

      WHEREAS,  The  parties hereto entered into a Salary  Continuation
Agreement February 20, 1985, and now wish to amend and restate the agreement;

     NOW, THEREFORE, it is mutually agreed as follows:

     1. The Bank has and does hereby employ Executive in the capacity of President and Chief Executive Officer at the will of Bank's Board of Directors, and the Executive hereby accepts such employment, the conditions of which are hereinafter set forth in this agreement.

      2. As compensation for his services, the Bank hereby agrees to pay Executive and Executive hereby agrees to accept from the Bank a salary to be determined from time to time by the Board of Directors of the Bank.

      3. Executive shall retire from Executive employment of the Bank on the 1st day following the calendar year of which he reaches the age of 65, unless by action of the Board of Directors his period of employment should be shortened or extended. However, Executive may retire at any time prior to reaching the age of 65, and in all events upon his retirement or 50 percent change of control of the bank or CBT Corporation by another bank or holding company, Executive shall have a vested retirement income (over and above all other plans the Bank may have) of $100,000.00 per year for a period of ten (10) years.

     4. In the event the Executive should die prior to his retirement as set forth in Paragraph 3 above, the Bank agrees to pay Executive's wife and/or such other person as Executive may have designated, the sum of $100,000.00 per year for a period of 10 years in 120 equal monthly payments.

      5. Payments of the retirement sums provided for in this agreement shall commence immediately upon retirement or death and shall be made in 120 equal monthly payments. The payments shall be payable to the Executive or in case of death during retirement, to his estate or designated beneficiary.

      6. Except in case of merger or 50 percent change of control of the Bank or CBT Corporation by another bank or holding company, Executive expressly agrees, as a condition to the performance by the Bank of its obligations hereunder, that during the period for which monthly payments to Executive are provided for herein, Executive will not within a radius of 50 miles of any of the Bank's offices, its Holding company's offices, or the offices of its Holding Company's subsidiaries, directly or indirectly, render any services of an advisory nature or otherwise to become employed by or participate or engage in any Bank related business competitive with any of the businesses of the Bank without the prior written consent of the Bank evidenced by resolution of Bank's Board of Directors. Nothing herein shall prohibit Executive from owning stock or other securities of a competitor which are relatively insubstantial to the total outstanding stock of such competitor, and so long as he in fact does not have the power to control or direct the management or policies of such competitor and does not serve as a director or officer of, and is not otherwise associated with, any competitor except as consented to by the Corporation.

      7. The benefits provided hereunder shall be in addition to Executive's annual salary as determined by the Board of Directors of the Bank and shall not affect the right of Executive to participate in any current or future Bank Retirement Plan or in any supplemental compensation arrangement which is properly authorized by the Board of Directors.

      8. It is agreed that neither Executive, nor his wife, nor any other designee, shall have any right to commute, sell, assign, transfer, or otherwise convey the right to receive any payments hereunder which payments and the right hereto are expressly declared to be nonassignable and nontransferable; and in the event of any attempted assignment or transfer, the Bank shall have no further liability hereunder.

     9. If the Bank has acquired, or in the future does, an insurance policy or annuity contract or any other asset in connection with the liabilities assumed by it hereunder it is expressly understood and agreed that neither Executive nor any beneficiary of Executive shall have any right with respect to, or claim against, such policy or other asset except as provided by the terms of such policy or in the title to such other asset. Such policy or asset shall not be deemed to be held under any trust for the benefit of Executive or his beneficiaries or to be held in any way as collateral security for the fulfillment of the obligations of the Bank under this agreement except as may be expressly provided by the terms of such policy or title to such other assets. It shall be and remain, a general, unpledged, unrestricted asset of the Bank.

      10. The Bank agrees that it will not merge or consolidate with any other Bank or organization, or permit its business activities to be taken over by any other organization unless and until the succeeding or continuing bank or other organization shall expressly assume all obligations and liabilities herein set forth.

      11. This agreement may be revoked or amended in whole or in part by a writing signed by both of the parties hereto.

      IN WITNESS WHEREOF, the Bank has caused this agreement to be signed in its corporate name by its duly authorized officer, and impressed with its corporate seal, attested by its Secretary, and Executive has hereunto set his hand and seal, all on the day and year first above written.


                                        BY:  /s/ David W. Newell
                                             Secretary

ATTEST:
     /s/ William J. Jones
     Chief Financial Officer

                                        EXECUTIVE:
                                             /s/ Patrick J. Cvengros

/s/ Carol S. Sloan
WITNESS

                            EXHIBIT NO. 21

                    SUBSIDIARIES OF THE REGISTRANT

                                for the
                           Fiscal Year Ended
                           DECEMBER 31, 1997

        SUBSIDIARIES             STATE         OPERATING NAME
                                  OF
                             INCORPORATION
Citizens Bank & Trust           Kentucky    Citizens Bank & Trust
Company of Paducah, Inc.                           Company

Fidelity Credit Corporation    Kentucky         Fidelity Credit
                                                  Corporation

Pennyrile Citizens Bank and    Kentucky      Pennyrile Citizens
Trust Company                                  Bank and Trust
                                                   Company

Bank of Marshall County        Kentucky       Bank of Marshall
                                                  County

Graves County Bank, Inc.       Kentucky      Graves County Bank

United Commonwealth, FSB       Kentucky       United Commonwealth
                                                  Bank, FSB

United  Commonwealth Service   Kentucky     United Commonwealth
Corporation                                 Service Corporation

                            EXHIBIT NO. 23 (a)

                              CONSENT OF
                    INDEPENDENT PUBLIC ACCOUNTANTS

               CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to incorporate by reference of our report dated January 30, 1998, included in CBT Corporation's annual report to shareholders in this Form 10-K as of December 31, 1997 into CBT Corporation's previously filed registration statements No. 33-28512 (1986 Stock Option Plan), No. 33-34459 (Retirement, Savings and Profit Sharing Plan), No. 33-68334 (Dividend
Reinvestment and Stock Purchase Plan), No. 33-57647 (1993 Incentive Stock Option Plan) and No. 33-56305 (Retirement, Savings and Profit Sharing Plan).




                                        ARTHUR ANDERSEN LLP



Nashville, Tennessee
January 30,  1998

                            EXHIBIT NO. 23(b)
                        CONSENT TO ALLEN & CO.,
                    INDEPENDENT PUBLIC ACCOUNTANTS

                            EXHIBIT NO. 27
                           CBT CORPORATION'S
                        FINANCIAL DATA SCHEDULE

                                for the
                           Fiscal Year Ended
                           DECEMBER 31, 1997

             CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to incorporate our report dated March 16, 1998, in this Form 10-K as of December 31, 1997 and into CBT Corporation's previously filed registration statements No. 33-28512 (1986 Stock Option Plan),
No. 33-34459 (Retirement, Savings and Profit Sharing Plan), No. 33-68334 (Dividend Reinvestment and Stock Purchase Plan),
No. 33-57647 (1993 Incentive Stock Option Plan) and No. 33-56305 (Retirement, Savings and Profit Sharing Plan).


ALLEN & COMPANY, PSC
March 27, 1998

                         CBT CORPORATION
          RETIREMENT, SAVINGS, AND PROFIT SHARING PLAN

                      FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1997 AND 1996

                      TABLE OF CONTENTS

                                                          Page

INDEPENDENT AUDITORS' REPORT                                76

FINANCIAL STATEMENTS

 Statements of Net Assets Available for Benefits            78

 Statements of Changes in Net Assets Available for Benefits 79

 Notes to Financial Statements                              80

SUPPLEMENTAL INFORMATION

 Independent Auditors' Report on Supplemental Information   86

 Schedule of Assets Held for Investment Purposes,
    Year Ended December 31, 1997                            87

 Schedule of Reportable Transactions,
    Year Ended December 31, 1997                            88

                  Independent Auditors' Report



To the Administrative Committee of
CBT Corporation Retirement, Savings, and
  Profit Sharing Plan


We were engaged to audit the accompanying statements of net assets available for benefits of CBT Corporation Retirement, Savings, and Profit Sharing Plan as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for the years then ended and the supplemental schedules of (1) assets held for investment purposes and (2) reportable transactions as of December 31, 1997 and for the year then ended. These financial statements are the responsibility of the Plan's management.

As permitted by 29 CFR 2520.103-8 of the Department of Labor's Rules and Regulations for Reporting and Disclosures under the Employee Retirement Income Security Act of 1974, the Plan Administrator instructed us not to perform, and we did not perform, any auditing procedures with respect to the information summarized in Note F, which was certified by Aetna Life Insurance and Annuity Company, except for comparing the information with the related information included in the financial statements and supplemental schedules. We have been informed by the administrator that Aetna Life Insurance and Annuity Company holds the Plan's investment assets and executes investment transactions. The Plan Administrator has obtained a certification report from Aetna Life Insurance and Annuity Company as of and for the years ended December 31, 1997 and 1996 that the information provided by them to the Plan Administrator is complete and accurate.

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



Allen & Company, PSC
Paducah, Kentucky
March 16, 1998

  CBT CORPORATION RETIREMENT, SAVINGS, AND PROFIT SHARING PLAN
         STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                   December 31, 1997 and 1996

                                            1997                     1996
ASSETS
Investments, at market (cost $2,931,917
in 1997 and $2,585,555 in 1996)        $ 4,467,968              $ 3,570,628

RECEIVABLES
  Employer contributions                   313,924                  230,255
  Employee Deferral Receivable               7,299                        0
  Dividend Receivable                       18,737                        0
                                           339,960                  230,255

CASH AND CASH EQUIVALENTS                    1,331                   22,845

OTHER - UNALLOCATED INSURANCE CONTRACTS
  Aetna Variable Fund                    4,648,976                3,396,916
  Aetna Fixed Fund                       1,483,922                1,773,559
                                         6,132,898                5,170,475

                                        10,942,156                8,994,203


NET ASSETS AVAILABLE FOR BENEFITS      $10,942,156               $8,994,203





 The notes to financial statements are an integral part of this statement.

   CBT CORPORATION RETIREMENT, SAVINGS AND PROFIT SHARING PLAN
   STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
         For the Years Ended December 31, 1997 and 1996


                                              1997                    1996
ADDITIONS
  Contributions:
     Employer                             $   503,069             $   398,295
     Employees                                616,715                 548,682
     Rollovers                                146,119                 118,037
     Stock dividend receivable                 18,737                       0
  Investment Income:
     Net unrealized appreciation in
       fair value of investments            1,288,888                 866,615
     Dividends                                 72,388                  67,825
     Realized gains                            13,454                 144,714

     Total Additions                        2,659,370               2,144,168

DEDUCTIONS
  Benefits to participants                    711,417                 897,982

NET ADDITIONS                               1,947,953               1,246,186

NET ASSETS AVAILABLE FOR BENEFITS

  Beginning of Year                         8,994,203               7,748,017

  End of Year                             $10,942,156              $8,994,203





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

Plan Amendments

Effective March 26, 1997 the plan was amended to change the proportionate compensation match. For purposes of this Employer Contribution exclusively, only those participants who defer at least 1% of Compensation, have completed a Year of Service as defined for Allocation Purposes and who have not terminated employment for reasons other than Retirement, Disability or Death shall be eligible to receive an allocation. The Employer shall set such discretionary contribution prior to the end of the Plan Year.


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

Forfeited Accounts

At  December,  31,  1997,  forfeited nonvested  accounts  totaled
$37,434. Forfeitures shall be allocated to Participants in the ratio that each Participants' compensation for the plan year bears to the compensation of all such Participants.

Investment Accounts

Each valuation date, the participant may elect for his account to be invested in either of twelve investment funds or the CBT Stock Fund under the Plan. At December 31, 1997, the investment funds are Federated Money Market, Aetna Growth & Income, Aetna Money Market, Aetna Investment Advisors, Alger American Small Cap Portfolio/Partners MFS Emerging Equities, Scudder International/Partners Scudder Int'l. Growth, Aetna Bond, TCI Growth/Portfolio Partners MFS Research Growth, Aetna Fixed, VIP Equity-Income, VIP Overseas, MFS Emerging Equities, and the CBT Stock Fund. The participant may elect to invest his account balance in any one or all of the thirteen investment options in whole increments of 5 percent.


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

Administrative Expenses

All administrative expenses related to the Plan were paid by the Company during the years ended December 31, 1997 and 1996.

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

The following table presents the cost and market value of investments at December 31, 1997 and 1996:

               ----------------1997---- ----------------1996----

Description        Cost          Market        Cost           Market
Common stock   $ 2,931,917   $ 4,467,968   $ 2,585,555    $ 3,570,628


Individual investments that represent 5 percent or more of the Plan's net assets at December 31, 1997 and 1996 were:

               ----------------1997---- ----------------1996----

                    Cost         Market        Cost          Market
CBT
Corporation:   $ 2,931,917   $ 4,467,968
144,128
CBT
Corporation:                               $ 2,585,555    $ 3,570,628
129,841

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

NOTE F - INVESTMENT ACTIVITY

The following is a summary of the net assets and changes in net assets for each investment fund as of and for the year ended December 31, 1997:

                                         Net               Benefits
                    Balance            Investment  Fund      to     Balance
                    1/1/97   Contri     Income    Transfers Partic   12/31/97
                              butions                       ipants
Federated Money
Market           $  22,845  $ 356,934 $   1,357  $(378,262) $(1,544)   $   1,330
Aetna Growth &
 Income Fund        368,161   139,442   176,106    286,780   (96,915)   873,574
Aetna Money Market
 Fund               690,899    44,279    37,536   (204,908)  (21,938)   545,868
Alger American Small
 Cap/Partners MFS   248,930    76,578    24,558     73,301   (13,260)   410,107
Emerging Equities/
 Fidelity VIP Growth436,262   134,909   115,751     41,403   (18,321)   710,004
Scudder Int'l/Partners
Scudder Int'l
 Growth             215,790    49,331    19,135    (11,711)  (11,169)   261,376
Aetna Bond Fund     198,155    24,091    16,707      2,626    (8,484)   233,092
Aetna Managed Acct. 663,310    68,931   146,128    (21,191)  (57,025)   800,153
Aetna Fixed Acct. 1,773,559   112,160    84,548   (144,065) (342,280) 1,483,922
Fidelity VIP
 Equity-Income      282,532   107,610   102,028     81,168   (29,159)   544,179
Fidelity VIP
 Overseas Portfolio 129,268    24,632    13,555     19,366   (13,947)   172,874
Growth/Portfolio
Partners MFS
 Research Growth     66,785    17,291     2,283     14,620    (3,230)    97,749
CBT Stock         3,570,628         0   653,775    337,710   (94,145) 4,467,968
-------------------------------------------------------------------------------

TOTALS            8,667,121 1,156,188 1,393,467     96,837  (711,417)10,602,196

97 Contribution
 Receivable                   339,960                                   339,960
96 Contribution
 Receivable         230,255  (230,255)                                        0
96 Transfer
 Receivable          96,829                        (96,827)                   0

Immaterial outage                  10                 (10)                    0
-------------------------------------------------------------------------------
TOTALS           $8,994,203 $1,265,903$1,393,467   $    0 $(711,417)$10,942,156
-------------------------------------------------------------------------------


NOTE F - INVESTMENT ACTIVITY

The  following  is  a  summary  of  the  net  assets  and  changes  in  net
assets   for   each  investment  fund  as  of  and  for  the   year   ended
December 31, 1996:


                                        Net                  Benefits
                  Balance            Investment    Fundts    to      Balance
                  1/1/96   Contri     Income     Transfers   Partic  12/31/96
                           butions                           ipants
Federated Money
 Market       $  14,342   $511,303   $ 59,708   $(560,471)  $ (2,037)  $  22,845
Aetna Growth &
 Income Fund    270,647     59,994     62,456      15,527    (40,463)    368,161
Aetna Money
 Market Fund    318,966     29,465     15,566     360,164    (33,259)    690,899
Alger Amer.
 Small Cap/
 Partners MFS
 Emerg.
 Equities       115,789     74,618     11,560      63,505    (16,542)    248,930
Fidelity VIP
 Growth Scudder 248,049     68,683     45,679     138,726    (64,875)    436,262
International/
 Partners Scudder
 Int'l Growth   138,934     34,876     27,249      25,455    (10,724)    215,790
Aetna Bond Fnd  254,510     26,402      7,197     (79,666)   (10,291)    198,152
Aetna Managed
 Acct.          810,486     72,524     95,903    (285,955)   (29,648)    663,310
Aetna Fixed
 Account      1,933,172    146,323     97,188     (61,315)  (341,809)  1,773,559
Fidelity VIP
 Equity-Income  309,884     69,186     51,957     (35,505)  (112,990)    282,532
Fidelity VIP
 Overseas TCI
 Growth Portfolio
 Partner        108,542     19,410     15,008      19,890    (33,582)    129,268
MFS Research
 Growth          69,197     18,357     (2,279)      8,803    (27,293)     66,785
CBT Stock     2,859,120         0     591,962     294,015   (174,469)  3,570,628
--------------------------------------------------------------------------------
TOTALS        7,451,635  1,131,141  1,079,154     (96,827)  (897,982)  8,667,121

Contribution
 Receivable     296,745    (66,490)                                      230,255

Transfer
 Receivable                                        96,827                 96,827

Other
 Adjustment        (363)       363
--------------------------------------------------------------------------------
TOTAL        $7,748,017 $1,065,014  $1,079,154    $    0   $(897,982) $8,994,203
--------------------------------------------------------------------------------

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



Allen & Company, PSC
Paducah, Kentucky
March 16, 1998

  CBT CORPORATION RETIREMENT, SAVINGS, AND PROFIT SHARING PLAN
                     SCHEDULE G - ITEM 27a -
         SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
              For the Year Ended December 31, 1997

<CAPTON>
            (b)                 (c)            (d)        (e)
(a)     Identity of       Description of       Cost      Current
           Issue            Investment                    Value
     Aetna Life &      Variable Annuity
      Annuity          Fixed Account         $1,483,922  $1,483,922

     Aetna Life &      Variable Annuity
      Annuity          Pooled Sep. Acct.     $4,648,976  $4,648,976

     CBT Corp. of      Common Stock
      Kentucky                               $2,931,917  $4,467,968




                See Independent Auditors' Report.

          CBT CORPORATION RETIREMENT, SAVINGS, AND PROFIT SHARING PLAN
                             SCHEDULE G - ITEM 27d -
                      SERIES OF REPORTABLE TRANSACTIONS OR
                  SERIES OF TRANSACTIONS IN EXCESS OF 5% OF THE
                          CURRENT VALUE OF PLAN ASSETS
                      For the Year Ended December 31, 1997

   (a)        (b)        (c)         (d)        (g)         (h)
                                                          Current
                                                          Value of
                                                         Assets on
Identity   Descripti                                     Transacti
of Party     on of     Purchase    Selling    Cost of     on Date
Involved     Assets     Price       Price      Asset
Aetna      Variable
Life       Annuity
           Fixed       $104,749               $104,749    $215,811


Aetna      Variable
Life       Annuity
           Fixed                   $449,710   $449,710    $449,710


See Independent Auditors' Report.

                         CBT CORPORATION
                   MONEY PURCHASE PENSION PLAN

                      FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1997 AND 1996

                        TABLE OF CONTENTS


                                                            Page
INDEPENDENT AUDITORS' REPORT                                  91

FINANCIAL STATEMENTS

  Statements of Net Assets Available for Benefits             93

  Statements of Changes in Net Assets Available for Benefits  97

  Notes to Financial Statements                               95

SUPPLEMENTAL INFORMATION

  Independent Auditors' Report on Supplemental Information   100

  Schedule of Assets Held for Investment Purposes,
     Year Ended December 31, 1997                            101

  Schedule of Reportable Transactions,
     Year Ended December 31, 1997                            102


                  Independent Auditors' Report



To the Administrative Committee of
CBT Corporation Money Purchase Pension Plan


We were engaged to audit the accompanying statements of net assets available for benefits of CBT Corporation Money Purchase Pension Plan as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for the years then ended and the supplemental schedules of (1) assets held for investment purposes and (2) reportable transactions as of December 31, 1997 and for the year then ended. These financial statements are the responsibility of the Plan's management.

As permitted by 29 CFR 2520.103-8 of the Department of Labor's Rules and Regulations for Reporting and Disclosures under the Employee Retirement Income Security Act of 1974, the Plan Administrator instructed us not to perform, and we did not perform, any auditing procedures with respect to the information summarized in Note E, which was certified by Aetna Life Insurance and Annuity Company, except for comparing the information with the related information included in the financial statements and supplemental schedules. We have been informed by the administrator that Aetna Life Insurance and Annuity Company holds the Plan's investment assets and executes investment transactions. The Plan Administrator has obtained a certification from Aetna Life Insurance and Annuity Company as of and for the years ended December 31, 1997 and 1996 that the information provided by them to the Plan Administrator is complete and accurate.

As described in Note A, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Administrative Committee of
CBT Corporation Money Purchase Pension Plan


Because of the significance of the information in the Plan's financial statements that we did not audit, we are unable to, and do not, express an opinion on the accompanying financial statements and supplemental schedules taken as a whole. The form and content of the information included in the financial statements and supplemental schedules, other than that derived from the information certified by Aetna Life Insurance and Annuity Company, have been audited by us in accordance with generally accepted auditing standards and, in our opinion, are presented in compliance with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974.



Allen & Company, PSC
Paducah, Kentucky
March 16, 1998

           CBT CORPORATION MONEY PURCHASE PENSION PLAN
         STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                   December 31, 1997 and 1996

                                            1997        1996
ASSETS

RECEIVABLES
  Accrued interest and dividends          $       0    $  3,650
  Accrued contributions                     322,041     274,257
                                            322,041     277,907

OTHER - UNALLOCATED INSURANCE CONTRACTS
  Aetna Variable Fund                     1,161,860     771,285
  Aetna Fixed Fund                          342,378     348,617
                                          1,504,238   1,119,902

NET ASSETS AVAILABLE FOR BENEFITS        $1,826,279  $1,397,809






 The notes to financial statements are an integral part of this statement.

           CBT CORPORATION MONEY PURCHASE PENSION PLAN
   STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
             Years Ended December 31, 1997 and 1996



                                            1997         1996
ADDITIONS
  Investment income:
     Investment earnings                  $  186,555   $   113,329
  Employer contributions                     322,041       274,257

  Total Additions                            508,596       387,586

DEDUCTIONS
  Benefits to participants                    80,126       118,149

  Total Deductions                            80,126       118,149

NET ADDITIONS                                428,470       269,437

NET ASSETS AVAILABLE FOR BENEFITS
  Beginning of Period                    $ 1,397,809    $1,128,372

  End of Period                          $ 1,826,279    $1,397,809




The notes to financial statements are an integral part of this statement.

           CBT CORPORATION MONEY PURCHASE PENSION PLAN
                  NOTES TO FINANCIAL STATEMENTS



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

Effective January 1, 1988, CBT Corporation (the Company)  adopted the  CBT  Corporation Money Purchase Pension Plan (the Plan)  for
eligible   employees  of  CBT  Corporation  and  its   subsidiary
companies.

The following brief description of the Plan is provided for general information purposes only. Participants should refer to the Plan Agreement for more complete information.

General

The Plan is a defined contribution plan covering those persons employed on the date the Plan was adopted, and subsequent employees who complete six months of service. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Contributions

The Company contributes 3 percent of base salary to the Plan plus an amount equal to 3 percent of compensation in excess of the Social Security maximum taxable wage base in effect for the year for each eligible participant. A participant must be employed on the last day of the Plan year (December 31) to receive a contribution allocation. The Company has met the minimum funding requirements of ERISA for the years ended December 31, 1997 and 1996.

Investment Accounts

The Plan, effective January 1, 1995, was modified to a daily valuation system. The participant may elect for his account to be invested in either of eleven investment funds daily under the Plan. At December 31, 1997, the investment funds are Aetna Growth & Income, Aetna Money Market Fund, Aetna Bond Fund, Aetna Investment Advisors Funds, Aetna Fixed Fund, Scudder International/Partners Scudder International Growth, TCI Growth/Portfolio Partners MFS Research Growth, Alger American Small Cap Portfolio/Partners MFS Emerging Equities, Fidelity VIP Overseas Portfolio, Fidelity VIP Equity Income Portfolio, and Fidelity VIP Growth Portfolio.


Vesting

The participant is vested in the Company's contributions based on years of service in accordance with the following schedule. Vesting for participating employees of acquired companies is based on the total years of service with their previous employer plus their service with CBT Corporation.
[CAPTION]

          Years of Service                    Percentage

          Less than 2                           0%
          2, but less than 3                   25%
          3, but less than 4                   50%
          4, but less than 5                   75%
          5 or more                           100%

Participant Accounts

Each participant's account is credited with an allocation of (a) the Company's contribution; (b) plan earnings; and (c)
forfeitures  of  terminated  participants'  nonvested   accounts.
Allocations are based on participant earnings or account balances, as defined. The benefit to which a participant is
entitled   is  the  benefit  that  can  be  provided   from   the
participant's account.

Payment of Benefits

On termination of service, a participant may elect to receive either a lump-sum distribution equal to the value of his or her account or an annuity payment. If the participant is married, the annuity will be paid in the form of a qualified joint and 50 percent survivor annuity unless the spouse signed a written waiver.

Administration Expenses

All administrative expenses related to the Plan were paid by the Company during the years ended December 31, 1997 and 1996.

Forfeited Accounts

At December 31, 1997, forfeited nonvested accounts totaled
$22,079. Forfeitures shall be allocated to Participants in the ratio that each Participants' compensation for the plan year bears to the compensation of all such Participants.


NOTE B - ACCOUNTING POLICIES

Investments  are  stated  at  their  quoted  market   price,   if
available.   Investments  that have no quoted  market  price  are
stated at their estimated fair value.


NOTE C - DETERMINATION LETTER

The Plan obtained its latest determination letter on May 30, 1996, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan Administrator and the Plan's tax counsel believe that the Plan is currently designed and operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, they believe that the Plan was qualified and the related trust was tax-exempt as of December 31, 1997 and 1996.


NOTE D - PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100 percent vested in their accounts.

NOTE E - INVESTMENTS

The following is a summary of the net assets and changes in net assets for each investment fund as of and for the year ended December 31, 1997:

                 Balance,              Net                        Balance,
                 January  Employer  Investment   Fund   Benefits  December
                 1, 1997  Contribu-   Income  Transfers    to      31,1997
                            tions                       Particip-
                                                          ants
Aetna Growth &
 Income Fund    $106,813 $  31,140 $  40,582 $  43,093 $  (11,549)    $210,079
Aetna Money
 Market Fund     102,445    18,823     6,326      1,841    (4,852)     124,583
Alger American
 Small Cap Partners
 MFS Emerging
 Equities         71,873    30,528      9,755    10,750    (3,032)     119,874
Fidelity VIP
 Growth          175,377    41,014     44,563    (11,362)  (5,639)     243,953
Scudder
 Int'l/Partners
 Scudder Int'l
 Growth           42,549     13,794      4,925      4,416   (1,283)     64,401
Aetna Bond Fund   27,879      6,576      2,446     (7,628)  (1,413)     27,860
Aetna
 Managed Fund    123,643     31,201     32,011       (475)  (7,622)    178,758
Aetna
 Fixed Account   348,617     62,506     20,847    (51,278) (38,313)    342,379
Fidelity VIP
 Equity-Income    73,284     22,679     24,491      6,480   (3,885)    123,049
Fidelity VIP
 Overseas         35,645     10,129      4,792        572   (2,180)     48,958
TCI
 Growth/Portfolio
 Partners MFS
 Research Growth  11,777      5,867       (533)     3,591      (358)     20,344
-------------------------------------------------------------------------------
  TOTALS      $1,119,902   $274,257   $190,205    $     0  $(80,126) $1,504,238

Daily Valuation
Adjustment         3,650               (3,650)                                0
Contribution
 Receivable 96   274,257
Contribution               (274,257)                                          0
Contribution
Receuvable 97               322,041                                      322,041
--------------------------------------------------------------------------------
Net Assets
Available for
 Benefits     $1,397,809   $322,041   $186,555    $      0  $(80,126) $1,826,279
--------------------------------------------------------------------------------


           CBT CORPORATION MONEY PURCHASE PENSION PLAN
                  NOTES TO FINANCIAL STATEMENTS


NOTE E - INVESTMENTS

The following is a summary of the net assets and changes in net assets for each investment fund as of and for the years ended
December 31, 1996:

                 Balance               Net              Benefits  Balance,
                 January   Employer Investme    Fund       to     December
                    1,     Contribu    nt     Transfers  Particip    31,
                   1996     tions    Income               ants      1996
Aetna Growth &
 Income Fund     $ 75,029   $ 30,040  $ 22,381 $ (6,462) $ (14,175) $  106,813
Aetna Money
 Market Fund       85,508     12,951     4,269   10,075    (10,358)    102,445
Alger American
 Small
  Cap/Partners MSF
  Emerging
 Equities          38,652     23,722     4,597    8,239     (3,337)     71,873
Fidelity VIP
 Growth           114,166     30,975    21,427   12,212     (3,403)    175,377
Scudder
 International/
  Partners
 Int'l Growth      38,536     12,118     6,034   (8,306)    (5,833)     42,549
Aetna Bond Fund    41,239      8,107       670  (19,170)     (2,967)    27,879
Aetna Managed
 Fund             108,396     30,737    17,997  (19,894)    (13,593)   123,643
Aetna Fixed Acct. 303,581     66,154    19,258   11,701     (52,077)   348,617
Fidelity VIP
 Equity-Income     52,980     18,119     8,961   (1,523)     (5,253)    73,284
Fidelity VIP
 Overseas          16,583      9,780     4,252   10,443      (5,413)    35,645
TCI
 Growth/Portfolio
  Partners MFS
 Research Growth    7,103      3,935      (206)   2,685      (1,740)    11,777
  TOTALS         $881,773   $246,638  $109,640  $     0   $(118,149)$1,119,902


Daily Valuation                                                          3,650
Adjustment

Contribution                                                           274,257
Receivable
Net Assets
Available for                                                       $1,397,809
  Benefits

                    SUPPLEMENTAL INFORMATION

    Independent Auditors' Report on Supplemental Information


To the Administrative Committee of
  CBT Corporation Money Purchase Pension Plan


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



Allen & Company, PSC
Paducah, Kentucky
March 16, 1998

                   CBT CORPORATION MONEY PURCHASE PENSION PLAN
                             SCHEDULE G - ITEM 27a -
                 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                          CURRENT VALUE OF PLAN ASSETS
                      For the Year Ended December 31, 1997



   (a)             (b)                 (c)                 (d)             (e)
            Identity of Issue    Description of           Cost   Current Value
                                   Investment
            Aetna Life &       Variable Annuity
             Annuity            Fixed Acct.            $  342,378   $  342,378

            Aetna Life &       Variable Annuity
             Annuity            Pooled
                                 Separate Account      $1,161,861   $1,161,861




                        See Independent Auditors' Report

                   CBT CORPORATION MONEY PURCHASE PENSION PLAN
                             SCHEDULE G - ITEM 27d -
                      SERIES OF REPORTABLE TRANSACTIONS OR
                  SERIES OF TRANSACTIONS IN EXCESS OF 5% OF THE
                          CURRENT VALUE OF PLAN ASSETS
                      For the Year Ended December 31, 1997

   (a)        (b)        (c)         (d)        (g)         (h)        (i)
                                                          Current
                                                           Value       Net
Identity   Descripti   Purchase                          of Assets     Gain
of Party     on of      Price      Selling    Cost of        on       (Loss)
Involved     Assets                 Price      Asset     Transacti
                                                             on
                                                            Date
Aetna      Variable
 Life       Annuity/
            Fixed      $ 274,487             $ 274,487   $ 274,487

Aetna      Variable
 Life       Annuity/
            Fixed                 $ 89,817   $  89,817   $  89,817
           ixed


                        See Independent Auditors' Report.