Form 10-Q
period 1998-03-31
CBT CORP /KY/
filed 1998-05-15
CIK 719227

FORM 10-Q

                               United States
                    Securities and Exchange Commission
                          WASHINGTON, D.C. 20549




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarter ended March 31, 1998           Commission file number 0-16878




                              CBT CORPORATION
          (Exact name of registrant as specified in its charter)


          Kentucky                                     61-1030727

         (State of incorporation)      (I.R.S. Employer Identification No.)


         333 Broadway           Paducah, Kentucky            42001
         (Address of principal executive offices)            (Zip Code)

   Registrant's telephone number, including area code     (502) 575-5100


Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X__  No _____



      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                              Outstanding at March 31, 1998

     Common Stock, No Par Value                   7,863,792


                      This filing contains 24 pages.

                              INDEX


                 PART I.  FINANCIAL INFORMATION


                                                                    Page No.

     Item 1.   Financial Statements

               Consolidated Balance Sheets at March 31, 1998,
               December 31, 1997 and March 31, 1997                      3

               Consolidated Statements of Income for Three
               Months Ended March 31, 1998 and March 31, 1997            4

               Consolidated Statements of Changes in Shareholders'
               Equity for Three Months Ended March 31, 1998 and
               March 31, 1997                                            5

               Consolidated Statements of Cash Flows for Three
               Months Ended March 31, 1998 and March 31, 1997            6

               Notes to Consolidated Financial Statements           7 - 10

     Item 2.   Management's Discussion and Analysis of
               Consolidated Financial Condition and Results
               of Operations                                       11 - 19


                   PART II.  OTHER INFORMATION

     Item 1. through Item  6.                                      19 - 20

     SIGNATURE PAGE                                                     21

     EXHIBIT INDEX                                                      22

     FINANCIAL DATA SCHEDULE                                       23 - 24

SPECIAL NOTE

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered "forward-looking" within the meaning of the Private Securities Litigation and Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and
uncertainties,  including,  but  not  limited  to,   changes   in
political  and  economic conditions, interest rate  fluctuations,
fixed   income  market  fluctuations,  personal  and    corporate
customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law,
changes   in  fiscal,  monetary,  regulatory  and  tax  policies,
monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed from time to time in the filings of the Corporation with the Securities and Exchange Commission.


CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                  (unaudited) (audited) (unaudited)
($ in thousands)                             March 31  December 31  March 31
                                               1998      1997         1997
                                            --------------------------------
ASSETS
  Cash and due from banks                   $   38,227 $   52,870 $   35,111
  Federal funds sold                            20,230         -         -
----------------------------------------------------------------------------
      Total cash and cash equivalents           58,457     52,870     35,111
  Securities to be held to maturity             59,157     60,146     55,205
  Securities available for sale (at fair
      market value)                            173,668    203,923    169,457
  Loans, net of unearned interest              711,779    731,194    682,333
  Allowance for loan losses                     (9,771)    (9,243)    (8,707)
----------------------------------------------------------------------------
      Loans, net                               702,008    721,951    673,626
  Premises and equipment, net                   17,766     18,179     17,828
  Accrued interest receivable                    6,788      7,902      6,409
  Intangible Assets                              5,677      5,802      6,155
  Other                                          7,477      7,702      1,267
----------------------------------------------------------------------------
      TOTAL ASSETS                          $1,030,998 $1,078,475 $  965,058
============================================================================
LIABILITIES
  Deposits:
    Non-interest bearing                    $   78,204 $   79,540 $   73,690
    Interest bearing                           636,482    666,980    629,363
----------------------------------------------------------------------------
      Total deposits                           714,686    746,520    703,053
  Borrowings:
    Federal funds purchased                         80     14,140      1,930
    Securities sold under agreements to
     repurchase                                 63,753     63,844     42,291
    Notes payable - US Treasury                  2,034      2,000      2,009
    Revolving lines of credit                    7,500      7,023      6,500
    Federal Home Loan Bank advances             99,365     99,490     75,803
    Term Debt                                   10,023     10,000     10,046
----------------------------------------------------------------------------
       Total borrowings                        182,755    196,497    138,579
  Accrued interest payable                       5,059      4,923      5,344
  Other                                          6,467     10,455      6,816
----------------------------------------------------------------------------
      TOTAL LIABILITIES                        908,967    958,395    853,792
STOCKHOLDERS' EQUITY
   Common stock, no par value, authorized
    12,000,000 shares; issued and
    outstanding 7,863,792 shares at
    March 31, 1998; 7,862,627 shares
    at December 31 1997; and 7,862,627
    shares at March 31, 1997                     4,100      4,100      4,100
  Capital surplus                               16,070     16,043     16,042
  Retained earnings                            100,997     98,897     92,249
  Unrealized gains (losses) on securities
   available for sale, net of deferred taxes       864      1,040     (1,125)
----------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY               122,031    120,080    111,266
----------------------------------------------------------------------------
      TOTAL LIABILITIES AND
       STOCKHOLDERS'EQUITY                  $1,030,998 $1,078,475  $ 965,058
============================================================================


         CBT CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF INCOME
         (in thousands except per share data)

                                               (unaudited)        (unaudited)
                                                 March 31           March 31
                                                   1998               1997
                                               ------------------------------
        INTEREST INCOME
          Loans, including fees:
            Taxable                             $17,251         $16,334
            Tax-exempt                               19              34
          Securities:
            Taxable                               2,686           2,511
            Tax-exempt                            1,231             926
          Other                                      40              69
-----------------------------------------------------------------------
              Total interest income              21,227          19,874
-----------------------------------------------------------------------
        INTEREST EXPENSE
          Deposits                                7,656           7,814
          Other borrowings                        2,689           1,709
-----------------------------------------------------------------------
              Total interest expense             10,345           9,523
-----------------------------------------------------------------------
        NET INTEREST INCOME                      10,882          10,351
          Provision for loan losses               1,169             930
-----------------------------------------------------------------------
        NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                 9,713           9,421
        NON-INTEREST INCOME
          Trust fees                                303             273
          Investment advisory fees                  425             265
          Service charges on deposit accounts       832             836
          Insurance commissions                     361             364
          Gain on sale of securities                119               -
          Gain on sale of finance receivables       142             185
          Other                                     607             549
-----------------------------------------------------------------------
              Total non-interest income           2,789           2,472
-----------------------------------------------------------------------
        NON-INTEREST EXPENSE
          Salaries and employee benefits          4,320           4,071
          Net occupancy                             373             359
          Depreciation and amortization             628             546
          Supplies                                  186             173
          Data processing                           453             442
          FDIC assessments                           36              (8)
          Franchise tax                             384             294
          Other                                   1,725           1,585
-----------------------------------------------------------------------
              Total non-interest expense          8,105           7,462
-----------------------------------------------------------------------
        INCOME BEFORE INCOME TAXES                4,397           4,431
          Income taxes                            1,196           1,300
-----------------------------------------------------------------------
        NET INCOME                              $ 3,201         $ 3,131
=======================================================================
        PER COMMON SHARE
           Basic earnings per common share      $  0.41         $  0.40
           Diluted earnings per common share    $  0.40         $  0.40
========================================================================


CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
(unaudited))                                           Accumulated
                                                          other
                     Compre- Common Capital  Retained  comprehensive  Total
                     hensive  Stock Surplus  Earnings     income   Stockholders'
                      income                                          Equity
-------------------------------------------------------------------------------
BALANCE,                     $4,100 $16,160  $ 90,143      $ (187)   $110,216
 DECEMBER 31, 1996
Comprehensive income
 Net income for the
 three months ended
 March 31, 1997      $3,131                     3,131                   3,131
 Other comprehensive
  income, net of tax:
  Unrealized holding
   gains arising
   during the period   (938)                                 (938)       (938)
                     ------
Comprehensive income $2,193
                     ======
Dividends on common
 stock                                        (1,025)                  (1,025)
Stock options
 exercised                              103                               103
Repurchase of
 common stock                          (220)                             (220)
-----------------------------------------------------------------------------
BALANCE, MARCH 31, 1997      $4,100 $16,042  $ 92,249     $(1,125)   $111,266
=============================================================================

BALANCE, DECEMBER 31, 1997   $4,100 $16,043  $ 98,897     $ 1,040    $120,080
Comprehensive income
  Net income for the
   three months ended
   March 31, 1998    $3,201                     3,201                   3,201
  Other comprehensive
   income, net of tax:
   Unrealized holding
    gains arising
    during the period  (176)                                  (176)      (176)
                     ------
Comprehensive income $3,025
                     ======
Dividends on common
 stock                                         (1,101)                 (1,101)
Stock options
 exercised                                27                               27
-----------------------------------------------------------------------------
BALANCE, MARCH 31, 1997       $4,100 $16,070 $100,997       $  864   $122,031
=============================================================================


CBT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)                                        Three Months
($ in thousands)                                       ended
                                                     March 31
                                                  1998     1997
                                                  ----------------
OPERATING ACTIVITIES:
 Net income                                       $ 3,201  $ 3,131
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                       1,169      464
    Depreciation                                      504      502
    Amortization                                      125       44
    Amortization and accretion of securities          238       87
    Net gain on sale of securities            (119)       -
    Net loss on sale of premises and
       equipment                                        1        1
    Net gain on sale of finance receivables          (142)    (185)
    Changes in assets and liabilities:
     Accrued interest receivable                    1,114      436
     Other assets                                     320      257
     Accrued interest payable                         136      629
     Other liabilities                             (3,988)      (8)
------------------------------------------------------------------
  Net cash provided by operating activities         2,559    5,358
------------------------------------------------------------------
INVESTING ACTIVITIES:
 Proceeds from maturities and sales  of
  securities to be held to maturity                   980    1,025
 Proceeds from maturities and sales of             20,738       35
  securities available for sale
 Principal collected on mortgage-backed
  securities, including those classified
  as available for sale                            10,060    2,330
 Payment for purchases of securities                 (924) (24,087)
 Net increase in loans                             18,166    4,031
 Proceeds from sales of premises and equipment         13        2
 Proceeds from sales of finance receivables           750    1,039
 Payment for purchase of premises and
  equipment                                          (105)    (135)
------------------------------------------------------------------
  Net cash used in investing activities            49,678  (15,760)
------------------------------------------------------------------

FINANCING ACTIVITIES:
 Net decrease in deposits                         (31,834)  (7,078)
 Net increase in short term borrowings            (14,117)   3,228
 Net increase (decrease) in FHLB advances            (125)   6,685
 Cash advanced on revolving lines of credit           500        -
 Cash dividends paid                               (1,101)  (1,025)
 Stock options exercised                               27        -
 Purchase of common stock                               -     (118)
-------------------------------------------------------------------
 Net cash used in financing activities            (46,650)   1,692
-------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS           5,587   (8,710)
-------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     52,870   43,821
-------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD           58,457  $35,111
-------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest                                         $10,345  $ 8,894
-------------------------------------------------------------------
 Income taxes                                       1,296        -
-------------------------------------------------------------------
Exercise of stock options through exchange of
 common stock                                           -      103
===================================================================

                CBT CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                         March 31, 1998

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

Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be
expected  for  the  year ending December 31,  1998.   For  further
information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1997.

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

Per Common Share Data

During 1997, the corporation adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share."
Under the standards established by SFAS No. 128, per share information is measured at two levels: basic and diluted.

Reclassifications

Certain reclassifications have been made in the 1997 financial statements to conform to the presentation of the 1998 financial statements.

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

<CAPTION)
NOTE 2:  SECURITIES HELD TO MATURITY

($ in thousands)                     March 31, 1998
                          -------------------------------------
                          Amortized Estimated  Gross Unrealized
                            Cost    Fair Value  Gain       Loss
                          -------------------------------------
US Government agency       $    653 $    661   $    8   $     0
State and political
 subdivisions                58,504   61,573    3,075         6
---------------------------------------------------------------
  Total securities          $59,157  $62,234  $ 3,083   $     6
===============================================================


($ in thousands)                   December 31, 1997
                          -------------------------------------
                          Amortized Estimated  Gross Unrealized
                          Cost      Fair Value  Gain       Loss
                          -------------------------------------

US  Government Agency
 obligations              $    653        662       9        -
State and political
 subdivisions               59,493     62,561   3,075        7
--------------------------------------------------------------
  Total securities        $ 60,146  $  63,223  $3,084   $    7
==============================================================

Certain securities held to maturity were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $16,409,000 and $17,240,000, respectively, at March 31, 1998.

NOTE 3:  SECURITIES AVAILABLE FOR SALE

($ in thousands)                     March 31, 1998
                          -------------------------------------
                          Amortized Estimated  Gross Unrealized
                            Cost    Fair Value  Gain       Loss
                          -------------------------------------
US Treasury securities     $  2,117  $  2,129 $    13   $    1
US Government agency
 obligations                 42,167    42,237      91       21
State and political
 subdivisions                29,056    29,473     468       51
Mortgage-backed
 securities                  88,053    88,883     955      125
Derivative Securities           200       200       0        0
Federal Home Loan Bank       10,646    10,646       0        0
 Stock
Other                           100       100       0        0
--------------------------------------------------------------
  Total Securities         $172,339  $173,668 $ 1,527   $  198
==============================================================

($ in thousands)                   December 31, 1997
                          ------------------------------------
                          Amortized Estimated  Gross Unrealized
                            Cost    Fair Value  Gain       Loss
                          -------------------------------------

US Treasury securities     $  4,615   $ 4,624 $    11   $    2
US Government agency
 obligations                 53,787    53,911     138       14
State and political
 subdivisions                28,327    28,811     524       40
Mortgage-backed securities  104,334   105,316   1,132      150
Derivative Securities           700       701       1        -
Federal Home Loan Bank       10,460    10,460       -        -
Other                           100       100       -        -
--------------------------------------------------------------
  Total Securities         $202,323  $203,923 $ 1,806  $   206
==============================================================

Certain securities available for sale were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law. These pledged securities had an amortized cost and estimated fair value of approximately $109,996,000 and $110,624,000 respectively, at March 31, 1998. Federal Home Loan Bank stock, which is classified as available for sale, is carried at cost.

NOTE 4:  LOANS

($ in thousands)                 March 31   December 31 March 31
                                   1998        1997      1997
                                 -------------------------------
Commercial, industrial, and
 agricultural loans               $235,529   $243,801   $221,890
Residential real estate and
 mobile home loans                 289,951    294,270    280,054
Installment loans                  195,302    202,609    189,106
----------------------------------------------------------------
  Total loans                      720,782    740,680    691,050
Less:  Unearned interest             9,003      9,486      8,717
----------------------------------------------------------------
  Total loans, net of unearned
   interest                       $711,779   $731,194   $682,333
================================================================


NOTE 5:  PREMISES AND EQUIPMENT

($ in thousands)               March 31   December 31  March 31
                                 1998        1997        1997
                               ---------------------------------
Land                            $  2,401     $  2,401   $  1,971
Buildings and improvements        19,328       19,285     18,588
Furniture and equipment           14,201       14,167     13,652
Construction in progress               5           24         11
----------------------------------------------------------------
   Total premises and epquipment  35,935       35,877     34,222
Accumulated depreciation and
 amortization                    (18,169)     (17,698)   (16,394)
----------------------------------------------------------------
   Net premises and equipment   $ 17,766     $ 18,179   $ 17,828
================================================================

NOTE 6:  INTEREST-BEARING DEPOSITS


($ in thousands)                March 31 December 31   March 31
                                  1998       1997        1997
                                -------------------------------
NOW accounts                    $ 98,925 $109,699      $ 93,671
Money Manager accounts            72,770   67,590        54,098
Individual Retirement accounts    51,982   53,421        49,036
Savings accounts                  46,930   46,352        53,132
Certificates of deposit
 under $100,000                  286,062  304,853       289,690
Certificates of deposit           74,166   76,844        78,154
 $100,000 and above
Brokered certificates              5,647    8,221        11,582
---------------------------------------------------------------
  Total interest-bearing
   deposits                     $636,482 $666,980      $629,363
===============================================================

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

For the three month period ended March 30, 1998, CBT earned $3,201,0000 compared to $3,131,000 earned during the first quarter of 1997. Basic earnings per share was $0.41 for 1998 and $0.40 per share for 1997. Fully diluted earnings per share was $0.40 for 1998 and $0.40 for 1997.

Return on average equity was 10.76 percent and 11.38 percent for the first quarter of 1998 and 1997, respectively. Return on average assets for the three month period ended March 31, 1998 was 1.25 percent, compared with 1.33 percent for the same 1997 period.


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

In the first quarter of 1998, tax equivalent net interest income provided 80.4 percent of CBT's net revenue, compared with 81.2 percent in the first quarter of 1997. The change was a result of higher fee income in 1998 compared to 1997. Total tax-equivalent net interest income for the first quarter of 1998 increased 7.47 percent from the first quarter a year ago. Growth in tax-equivalent net interest income for the first quarter of 1998 over 1997 was due to growth in average earning assets of 8.4 percent partially offset by a 5 basis point decline in net interest margin.

Net interest margin, the ratio of tax-equivalent net interest income divided by average earning assets, was 4.76 percent and
4.81 percent for the three months ended March 31, 1998 and March 31, 1997, respectively. The decline was caused by lower loan yields primarily as a result of non-accrual loans and increased competitions. A mitigating factor was higher security yields. Also affecting the net interest margin was the increase in 1997 of the security portfolio as a percent of total earning assets. While security yields were improved, they still lagged behind loan yields and as securities have assumed a more prominent position in CBT's earning asset mix, net interest margin declined. The following schedule presents yields and costs on key components of interest income and interest expense for the first three months of 1998 and 1997.

                                         Three Months
                                              Ended
                                            March 31
                                          1998     1997
                                         ---------------
 Yield on securities                      7.31%    7.13%
 Yield on loans (including fees)          9.67%    9.74%
 Yield on federal funds sold and other
   money market investments               5.66%    5.25%
     Yield on earning assets              9.06%    9.09%

 Rate on interest-bearing deposits        4.82%    5.00%
 Rate on borrowings                       5.77%    5.56%
     Rate on interest bearing             5.04%    5.09%
 liabilities

 Net interest spread                      4.02%    4.00%

 Net interest margin                      4.76%    4.81%
========================================================


Provision for Loan Losses

The provision for loan losses reflects management's judgment of the current period cost associated with maintaining adequate reserves for the credit risk inherent in CBT's loan portfolio. The consolidated provision for loan losses was $1,169,000 for the first quarter of 1998, a 25.7 percent increase from the $930,000 provision recorded in the first quarter of 1997. The first quarter 1998 provision for loan losses was 0.65 percent of average loans on an annualized basis, compared with 0.55 percent in the prior year

Net loan losses were $622,000 for the first quarter of 1998 compared to $438,000 for the first quarter of 1997. Net loan losses as a percent of average loans on an annualized basis were
0.35 percent for the three months ended March 30, 1998, compared to 0.26 percent for the three months ended March 31, 1997.

The following is a progression of the allowance for loan losses:

                                       Three Months Ended
 ($ in thousands)                            March 31
                                          1998      1997
                                       ------------------
 Balance, beginning of period             $ 9,243  $ 8,243
 Adjustment for sale of finance               (19)     (28)
  receivables
 Provision for loan losses                  1,169      930
 Charge-offs                                 (742)    (571)
 Recoveries                                   120      133
----------------------------------------------------------
     Net charge-offs                         (622)    (438)
----------------------------------------------------------
     Balance, end of period               $ 9,771  $ 8,707
==========================================================


Non-Interest Income

Non-interest income represented 19.6 percent of CBT's tax-equivalent revenue in the first quarter of 1998, compared with
18.8 percent in the same quarter of 1997. Consolidated non-interest income increased 12.8 percent or $317,000 in the first quarter of 1998 to $2,789,000 compared to $2,472,000 in the same period of 1997. Trust fees increased 11.0 percent during the first quarter of 1998. Investment advisory fees increased 60.4% in part because of the strength of the stock market during the first quarter of 1998 over 1997. Improvement was also noted in car club revenue by FCC (25.8 percent). Official check commissions decreased 56.3 percent over the first quarter of 1997 as a result of a dispute with the service provider over fee computations. Other non-interest income increased 43.5 percent from the first quarter of 1997 primarily as a result of increases in secondary market fees (17.7 percent) and $50,000 in nonrecurring check printing fees (144.5 percent).

The following table shows a breakdown of non-interest income:
                                        --------------
                                         Three Months
                                             Ended
 ($ in thousands)                          March 31
                                         1998     1997
                                        ---------------
 Trust fees                             $   303  $   273
 Investment advisory fees                   425      265
 Service charges on deposit accounts        832      836
 Credit life insurance commissions          361      364
 Car club revenue                           151      120
 Official check commissions                  70      160
 Net gain on sale of securities             119        -
 Net gain on sale of finance                142      185
 receivables
 Other                                      386      269
--------------------------------------------------------
   Total non-interest income             $2,789   $2,472
========================================================

Non-Interest Expenses

Total non-interest expense increased $643,000, or 8.6 percent, for the first quarter of 1998 compared to the first quarter of 1997. Salaries and benefits increased $249,000 (6.1 percent) primarily as a result of annual merit increases and additional accruals for sales incentives and other bonuses. Depreciation and amortization grew $82,000 (15.1 percent) because of the acquisition of the Fifth Third branch by GCB in May and of the Republic branch by UCB in August and the resultant amortization of premiums associated with the acquired deposits. Data processing costs increased $11,000 or 2.5 percent reflecting higher fees charged by our service provider implemented in the third quarter of 1997. Increases in franchise taxes reflect the settlement of a 1995 tax dispute along with an accrual adjustment. Fluctuations in advertising, telephone, special services, and community development reflect timing differences of expense payments and accruals compared with 1997. Other expenses increased $141,000 primarily from increases in collection costs ($41,000), brokerage expenses ($22,000), and net change in miscellaneous charge-offs and recoveries ($93,000) primarily caused by recoveries in 1997.

The following table shows a breakdown of non-interest expense:
                                        --------------
                                        Three Months
                                             Ended
 ($ in thousands)                          March 31
                                         1998     1997
                                        --------------
 Salaries and employee benefits          $4,320   $4,071
 Net occupancy                              373      359
 Depreciation and amortization              628      546
 Supplies                                   186      173
 Data processing                            453      442
 FDIC assessments                            36       (8)
 Franchise tax                              384      294
 Advertising                                169      209
 Phone                                      151      134
 Postage                                    169      147
 Audit and exam fees                         67      115
 Special services                            94       89
 Travel and entertainment                    52       49
 Community Development                      122       82
 Other                                      901      760
--------------------------------------------------------
      Total Non-interest expense         $8,105   $7,462
========================================================

The efficiency ratio, defined as non-interest expense divided by tax-equivalent revenue, is a measure of how effective a financial services company is in leveraging its resources to produce revenue. A lower ratio indicates better performance. CBT's efficiency ratio was 56.50 percent for the first quarter of 1998 compared to 56.75 percent for the same period in 1997.


Income Taxes

CBT's  income  tax planning is based upon the goal of  maximizing
long-term,  after-tax  profitability.   Income  tax  expense   is
significantly affected by the mix of taxable versus tax-exempt revenues.

The effective income tax rate for the three months ended March 31, 1998 and 1997 was 27.2 percent and 29.3 percent, respectively. The change is attributable to the increase of tax-exempt revenue (municipal bonds) as a percent of total revenue.


Consolidated Balance Sheet Analysis


Earning Assets

At March 31, 1998, average earning assets were $976.4 million, compared with $901.0 million at March 31, 1997. This increase is due to a $42.3 million increase in loans, a $35.6 million increase in securities, and a $2.5 million decrease in Federal funds and other earning assets. Total earning assets at March 31, 1998 consisted of 74.2 percent loans, 25.5 percent securities, and 0.3 percent Federal funds and other earning assets, while the March 31, 1997 earning asset mix consisted of
75.7 percent loans, 23.7 percent securities, and 0.6 percent Federal funds and other earning assets. The change in mix was caused by two branch acquisitions that involved the purchase of virtually no loans and the security leverage strategy implemented in the third quarter of 1997.


Investment Risk Management

CBT has certain securities in its available for sale portfolio that are classified as derivative securities by banking regulators. At March 31, 1998 and December 31, 1997, respectively, CBT had $200,000 and $701,000 in derivative securities. These amounts represent 0.1 percent and 0.3 percent of the total securities available for sale at March 31, 1998 and December 31, 1997, respectively. All are guaranteed by government agencies and none have a maturity of over 1 year. The amount and nature of these securities pose no undue risk to CBT's financial position and there are no plans to acquire additional derivative securities.

CBT Corporation's board approved the implementation of a security leverage strategy totaling $25 million in July 1997. The Company believes that the current favorable inflation outlook and expected moderate economic growth will result in stable to lower interest rates over the next 3 to 5 years. Given the Corporation's exceptionally strong capital position, the $25 million position was deemed conservative. With the favorable spread between borrowing costs and the tax-equivalent yield available during the first quarter, CBT Corporation borrowed $25 million of FHLB advances at 5.96 percent (original maturity of approximately 1.5 years in duration) which it used to purchase tax-exempt municipal securities bearing a tax-equivalent yield of
7.37 percent. Securities purchased mature in approximately fifteen years, are primarily AAA rated, and generally were either par bonds or carried premium coupons. The strategy was fully implemented by September 30, 1997.


Credit Risk Management

CBT manages exposure to credit risk though loan portfolio diversification by customer, industry, and loan type. As a result, there is no undue concentration in any single sector. CBT regularly evaluates economic conditions affecting its lending markets. Economic indicators such as unemployment levels, real estate activity, and bankruptcy filings are evaluated. During the first quarter of 1998, CBT's primary market areas continued to experience favorable unemployment levels while real estate values softened somewhat. Bankruptcy filings in CBT's markets have continued to increase during 1998, extending the trend started in 1997. Management has considered expected economic trends in assessing the adequacy of the allowance for loan losses and believes that the allowance for loan losses is adequate in light of these trends, among other factors. CBT's credit risk is also diversified by loan type. At March 31, 1998, 40.2 percent of the portfolio consisted of residential real estate and mobile home loans, 32.7 percent of commercial and agricultural loans and
27.1 percent of consumer loans.

Credit risk management also includes monitoring the performance of existing portfolios. CBT has in place a comprehensive internal credit review program to assess the current financial condition and operating performance of significant commercial borrowers.

Loans by  type appear below:


($ in thousands)              March 30   December 31 March 30
                                1998       1997       1997
                              -------------------------------
Commercial, industrial, and
 agricultural loans            $235,529   $243,801   $221,890
Residential real estate and
 mobile home loans              289,951    294,270    280,054
Consumer loans                  195,302    202,609    189,106
                              -------------------------------
  Total loans                   720,782    740,680    691,050
Less:  Unearned interest          9,003      9,486      8,717
                              -------------------------------
  Total loans, net of
   unearned interest           $711,779   $731,194   $682,333
                              ===============================

CBT continues to classify its loans consistent with current regulatory review results. There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual at March 31, 1998.


Allowance for Loan Losses

At March 31, 1998, the allowance for loan losses was $9.8 million, or 1.37 percent of net loans outstanding, compared with $9.2 million, or 1.28 percent at December 31, 1997. The ratio of the allowance for loan losses to non-performing assets was 124.6 percent at March 31, 1998, compared with 127.3 percent at December 31, 1997. Non-performing assets consist of non-accrual loans, loans past-due thirty days or more that are still accruing interest and other real estate owned.

Although it is impossible for any lender to predict future loan losses with complete accuracy, management monitors the allowance for loan losses with the intent to provide for all losses that can reasonably be anticipated based on current conditions. CBT has a comprehensive credit grading system and other internal loan monitoring systems to support this assessment. CBT management maintains the allowance available to cover future loan losses within the entire loan portfolio and believes the allowance for loan losses is adequate at March 31, 1998 based on the current level of non-performing assets and the expected level of future charge-offs.


Non-Performing Assets

The table below presents data on CBT's non-performing assets. As previously defined, non-performing assets consist of non-accrual loans, loans past due threety days or more that are still accruing interest and other real estate owned. At March 31, 1998, non-performing assets totaled $7.8 million, or 1.1 percent of net loans and other real estate owned, compared with $7.5 million, or 1.0 percent of net loans and other real estate owned, at December 31, 1997.


($ in thousands)                 March 31  December 31 March 31
                                   1998       1997       1997
                                 ------------------------------
  Non-accrual loans                 $5,887      $5,533    $5,832
  Accruing loans which are
   contractually past due
   90 days or more                   1,665       1,643     1,684
----------------------------------------------------------------
      Total non-performing loans     7,552       7,176     7,516
  Other real estate owned              287         275       117
----------------------------------------------------------------
      Total non-performing assets   $7,839      $7,451    $7,633
================================================================


Non-performing assets ("NPA's") were higher at March 31, 1998 than one year earlier and remain higher than recent historic levels. Management expects NPA's to remain at this or modestly higher levels for the next several quarters until the workout strategies now underway have a positive impact and reduce the level of NPA's.


Funding Sources

Non-Interest Bearing Deposits

Non-interest bearing deposits, which represent a portion of CBT's core deposits, were $78.2 million at March 31, 1998, a $1.3 million decline from December 31, 1997. Average non-interest bearing deposits were $73.1 million for the first three months of 1998 compared with $68.1 million for first three months of 1997. Non-interest bearing deposits represented 8.7 percent of CBT's total funding sources at March 31, 1998, compared with 8.4 percent at December 31, 1997. A portion of these deposits was purchased as a part of two branch deposit acquisitions consummated in 1997.


Interest-Bearing Liabilities

Interest-bearing liabilities for CBT consist of certain core deposits, purchased deposits, and other borrowings. At March 31, 1998, interest-bearing liabilities totaled $819.2 million, a decrease of $44.3 million over December 31, 1997. The decrease is due primarily to a $30.5 million decrease in interest-bearing deposits and a $14.2 million increase in Federal funds purchased and securities sold under agreements to repurchase.

Interest-bearing Core Deposits - In CBT's banking subsidiaries, NOW, Money Manager, Individual Retirement and savings accounts, and certificates of deposit under $100,000 are considered core interest-bearing deposits. At March 31, 1998 these deposits accounted for 62.0 percent of CBT's total funding sources compared with 61.7 percent at December 31, 1997.

Purchased Deposits - Purchased deposits, which CBT defines as certificates of deposit with denominations of $100,000 or more and brokered certificates of deposit, decreased $5.3 million or
6.2 percent to $79.8 million from $85.1 million at December 31, 1997. Purchased deposits represented 8.9 percent of CBT's total funding sources at March 31, 1998, compared with 9.0 percent at December 31, 1997. At March 31, 1998, CBT held $5.6 million of brokered certificates of deposit. Management does not plan to add any additional brokered certificates or to offer to renew the existing brokered certificates of deposits at maturity.

Short-term Borrowings - Short-term borrowings include Federal funds purchased, securities sold under agreements to repurchase, US Treasury notes payable, revolving lines of credit, and short-term Federal Home Loan Bank advances. Management views borrowings as a cost-effective alternative to purchased deposits and interest-bearing core deposits and actively manages CBT's borrowing position to maintain acceptable net interest margins and liquidity. At March 31, 1998, short-term borrowings accounted for 15.5 percent of CBT's total funding sources, compared with 15.6 percent at December 31, 1997. A portion of this position was established to fund the $25 million security leverage strategy noted earlier.

In July 1998, CBT Corporation implemented an arbitrage strategy of $25 million. Funding for this strategy was received through additional FHLB borrowings at a weighted average cost of 5.96%


Asset and Liability Management

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


Interest Rate Risk and Its Measurement

Interest rate risk is the risk that future changes in interest rates will reduce net interest income or the market value of a financial institution. Management uses various measurement tools to monitor CBT's interest rate risk position. One measurement tool is the GAP report, which classifies assets and liabilities and their respective yields and costs in terms of maturity or repricing dates. While considerable judgment is necessary to appropriately classify certain balance sheet items that have no contractual maturity or repricing dates, the GAP report provides management a basic measure of interest rate risk. CBT monitors the GAP position of each subsidiary individually (FCC is included with Citizens), as well as on a consolidated basis. The asset and liability management policy at each subsidiary specifies targets based primarily on the one year cumulative GAP position in conjunction with a market volatility risk analysis At March 31, 1998 the one year cumulative interest rate GAP, defined as the ratio of rate sensitive assets to rate sensitive liabilities, was .88, while at December 31, 1997, the one year cumulative interest rate GAP was .87. A GAP of less than one indicates that, over the time horizon measured, more liabilities will reprice than assets.

GAP  as  an  interest  rate  risk measurement  tool  has  several
limitations:  it  is  a  static  measurement;  it  requires   the
establishment of an subjective time horizon; and it does not capture basis risk or risk that varies non-proportionally with rate movements. Because of such limitations, CBT supplements its use of GAP with a computer model to estimate the impact of various parallel shifts in the yield curve on net interest income and the fair value of equity under a variety of interest rate
scenarios.    CBT's  management  believes  the   two   approaches
compliment each other in understanding the impact of changes in interest rates on the financial performance and condition of CBT. Based on modeling using March 31, 1998 data, CBT would expect its net interest income to change no more than 4.0 percent under a 200 basis point parallel shift up or down of the yield curve, a level of risk management deems appropriate. Management expects the GAP as currently measured to generally fall between .80 and
 .90 and thinks this level of interest rate risk exposure is warranted given its current balance sheet mix, capital position and interest rate outlook.


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

The  following analysis shows comparisons between the  regulatory requirements for "well capitalized" institutions and  the  actual capital position of CBT:
                             -----------------------------------
                                Well
                             Capitalized    Actual     Excess
                             -----------------------------------
 March 31, 1998
   Leverage Ratio (Equity           5.00%     11.27%       6.27%
     to Assets)
   Tier 1 Risk-Based                6.00%     16.07%      10.07%
   Total Risk-Based                10.00%     17.32%       7.32%


 December 31, 1997
   Leverage Ratio (Equity           5.00%     11.32%       6.32%
     to Assets)
   Tier 1 Risk-Based                6.00%     15.35%       9.35%
   Total Risk-Based                10.00%     16.60%       6.60%
================================================================

Because of solid performance and conservative capital management, CBT has consistently maintained a strong capital position. These ratios compare favorably with industry standards and CBT's peers.

For the three month period ended March 31, 1998, CBT's shareholders' equity, exclusive of the unrealized loss on securities available for sale (net of deferred tax) and stock repurchases, grew $2.1 million. CBT's internal capital growth rate (ICGR) for the three months ended March 31, 1998 was 1.76 percent. The ICGR represents the rate at which CBT's shareholders' equity grew as a result of earnings retained (net income less dividends paid).

CBT declared a $0.14 per share dividend in the first quarter of 1998, $0.01 per share greater than the amount declared one year ago. The dividend payout ratio for the first three months of 1998 was 31.9 percent of net income, which was within management's general payout guideline of 25 to 35 percent.

Management is currently not aware of any recommendation by regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations. Management is also not aware of any events or uncertainties that will have or that are reasonably likely to have a material impact on CBT's liquidity, capital resources or operations.

Market Data

At  March  31,  1998,  CBT had issued and  outstanding  7,863,792 shares of common stock held by approximately 1,410 shareholders of record. Shareholders received cash dividends for each share of common stock on a quarterly basis in 1997 and 1998.

CBT  Corporation  common stock is traded on the  NASDAQ  National
Stock Market under the symbol CBTC.

The  following  table  summarizes common stock  prices  and  cash
dividends  declared  in  1998 and 1997.   The  price  information
reflects the range of prices for CBT Corporation common stock  as reported by NASDAQ.

                                  --------------------------------
                                         Price
 Quarter                          High          Low      Dividends
                                  --------------------------------
 1st Quarter 1998                  36.88         31.38        0.14
 4th Quarter 1997                  23.50         32.75        0.13
 3rd Quarter 1997                  21.00         25.63        0.13
 2nd Quarter 1997                  20.25         24.50        0.13
 1st Quarter 1997                  20.50         26.50        0.13
 4th Quarter 1996                  20.00         28.00        0.12
 3rd Quarter 1996                  20.00         23.50        0.12
 2nd Quarter 1996                  21.50         24.25        0.12
==================================================================

Recently Issued Accounting Standards

Effective January 1, 1998, the Corporation adopted SFAS no. 130 " Reporting Comprehensive Income". This pronouncement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The adoption of this pronouncement did not have a material impact on the Corporation's consolidated financial statements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131. FAS 131 requires disclosure of selected information about operating segments including segment income, revenues and asset data. Operating segments, as defined in FAS 131, would include those components for which financial information is available and evaluated regularly by the chief operating decision makers in assessing performance and making resource allocation determinations for operating components such as those which exceed 10 percent or more of combined revenue, income or assets. The Corporation will be required to adopt the provisions of FAS 131 in 1998. The standards are not expected to have a material impact on the Corporation's consolidated financial statements.

Merger

On January 10, 1998, CBT and Mercantile Bancorporation, Inc. (Mercantile), a Missouri corporation, entered into an Agreement and Plan of Merger, pursuant to which CBT will be merged with and into Ameribanc, Inc., a wholly-owned subsidiary of Mercantile. Ameribanc, Inc. will be the surviving entity resulting from the merger.


SPECIAL  NOTE

This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation that are considered "forward-looking" within the meaning of the Private Securities Litigation and Reform Act of 1995. Actual results may differ materially from those expressed or implied as a result of certain risks and
uncertainties,  including,  but  not  limited  to,   changes   in
political  and  economic conditions, interest rate  fluctuations,
fixed   income  market  fluctuations,  personal  and    corporate
customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological change, changes in law,
changes   in  fiscal,  monetary,  regulatory  and  tax  policies,
monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties detailed form time to time in the filings of the Corporation with the Securities and Exchange Commission.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders

            (a)  No matters were submitted to a vote by Security
Holders during the three  months ended March 31, 1998.

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K:
During the quarter ended March 31, 1998, Registrant filed one (1)
Current Reports on Form 8-K as follows:

     (1) In its Current Report on Form 8-K, dated January 10, 1998 and filed on January 15, 1998, under Item 5, Registrant disclosed that it had entered into an Agreement and Plan of Merger pursuant to which CBT will be merged with and into Ameribanc, Inc., a Missouri corporation and a wholly-owned subsidiary of Mercantile Bancorporation, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CBT CORPORATION


DATE: May 13, 1998                 SIGNED:
__________________________
                                    Paula J. Laird
                                    Vice President and Controller

EXHIBIT INDEX


NUMBER         DESCRIPTION                                         PAGE

27             Financial Data Schedule                             23 - 24

                           EXHIBIT 27

                     FINANCIAL DATA SCHEDULE
                  (filed in electronic format)
                               FOR
                         CBT CORPORATION

                      For the Period Ended
                         March 30, 1998